Form 10-K
period 2009-12-31
China Teletech Ltd
filed 2010-06-14
CIK 1473652

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-53839

CHINA TELETECH LIMITED
(Name of small business issuer as specified in its charter)

British Columbia	27-1011540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room A, 20/F, International Trade Residential and Commercial Building
Nanhu Road, Shenzhen, China
________________________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                         (86) 755-82204422
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                common stock, no par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  No[X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  No [X]

Our securities are not traded in the public market.  Accordingly, the aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2009, was $0.00.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of  December 31, 2009,  There was one (1) share of our common stock were issued and outstanding.

DOCUMENTS INCORPORATE BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to securities holders for fiscal year ended December 24, 1980).

PART I

Item 1.   Business

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Organization

China Teletech Limited (formerly known as Stream Horizons Studio, Inc.) was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001 under the name Infotec Business Strategies, Inc. The Company is a wholly owned subsidiary of CN Dragon Corporation (formerly known as Wavelit). From its inception, the Company was engaged in the production of video for broadcast over the internet, both live streaming video and on-demand pre-recorded video.  The full service studio offered full video editing, both post-production and live-editing, “green-screen” video production, digital still photography services, as well as the capability to broadcast and edit together live video feeds from any location with broadband internet services (virtual studio). The Company had historically been responsible for the broadcast of various live events and creation of corporate videos for the clients of its parent company, CN Dragon.

Although we continued to investigate the profitability of pursuing our prior production of internet video for broadcast business, management believed and still believes that there may be more value for our shareholders if we were able to (i) attract a more substantial operating company and engage in a merger or business combination of some kind, or (ii) acquire assets or shares of an entity actively engaged in business which generates revenues. We have investigated several possible merger candidates to determine whether or not they would add value to the Company for the benefit of our shareholders. Following such investigation, we entered into negotiations with Sierra Vista Group Limited, a British Virgin Islands Company, incorporated on January 30, 2008 under the British Virgin Islands Business Companies Act, 2004 as further described below. It shall be noted that Sierra Vista Group Limited changed its company name to China Teletech Limited (“CTL”) on June 2, 2009.

On or about February 12, 2009, in connection with a possible transaction with CTL, CN Dragon’s Board of Directors approved of a Spin-Off of China Teletech Limited (formerly known as Stream Horizons Studio, Inc.), its wholly owned subsidiary (the “Spin-Off”). The purpose of the Spin-Off was to provide an independent company in which to engage in a business transaction with CTL. The proposed Spin Off was disclosed in CN Dragon’s Preliminary Form 14C filed with the United States Securities and Exchange Commission (the “SEC”) on February 12, 2009 and subsequently amended on March 16, 2009. Pursuant to the terms of the Spin-Off, CN Dragon has agreed to distribute the 70,919,945 shares to be issued in the Spin-Off as a stock dividend (the “Distribution”) to its shareholders of record as of February 12, 2009 (the “Record Date”).

Following the filing of the Preliminary Form 14C, on or about May 20, 2009 the Company entered into a share exchange agreement (the “Exchange Agreement”) with CTL. Pursuant to the Exchange Agreement, the Company agreed to exchange 170,000,000 shares of its common stock for 10 shares of CTL representing 100% of CTL’s issued and outstanding shares, thus making CTL a wholly owned subsidiary of the Company. However, pursuant to the terms of the Exchange Agreement, the transaction will not close until the Company is able to properly consummate the Spin-Off, obtain SEC approval and effectiveness of this Registration Statement and file the Definitive Form 14C with the SEC (the “Closing Transaction”).

In connection with the Spin-Off and as explained above, CN Dragon will distribute the 70,919,945 shares to be issued in the Spin-Off as a Distribution to its shareholders of record as of the Record Date. This Distribution will constitute our initial public offering. The Distribution is expected to be effected as soon as practicable after the date the Registration Statement, of which this Prospectus is a part, is declared effective and the effectiveness of the Closing Transaction. CN Dragon will distribute one (1) share of our common stock for each one (1) share of CN Dragon common stock that you own on the Record Date. You will not be charged or assessed for the shares and neither we nor CN Dragon will receive any proceeds from the Distribution of the shares.

Following the effectiveness of this Registration Statement and the Closing Transaction, the Company plans to cease its video for broadcast operations and direct its business focus to CTL’s business operations. Currently, CTL maintains two operating subsidiaries in the People’s Republic of China (“PRC”); namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Yueshen Taiyang Network and Technology Co., Ltd. (“Guangzhou Yueshen”).

This Report and related information, including the financial statements and business operations, takes into account and references the effectiveness of the Closing Transaction, specifically the Exchange Agreement, as described herein.

The Company’s current headquarters are located at CN Dragon’s corporate headquarters at 7216 West Enterprise Dr., Las Vegas, Nevada, 89417. The Company’s current telephone number is 702-951-5682. Following the Closing Transaction, the Company plans to move its corporate headquarters to CTL’s headquarters located at Room A, 20/F, International Trade Residential and Commercial Building, Nanhu Road, Shenzhen, PRC 518002, which is also the registered office of CTL.  CTL’s telephone number is (86) 755-82204422.  CTL’s subsidiaries, Shenzhen Rongxin is located at Room A, 20/F, International Trade Residential and Commercial Building, Nanhu Road, Shenzhen, PRC 518002, and Guangzhou Yueshen is located at 1/F, No. 139, Yingyuan Road, Yuexiu District, Guangzhou, PRC.

General Company Info

The Company conducts its primary business operations through its operating subsidiaries, Guangzhou Yueshen and Shenzhen Rongxin.

Guangzhou Yueshen is principally engaged in the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories in Guangzhou city in China.  Guangzhou Yueshen sells to wholesalers, retailers, and end users.

Shenzhen Rongxin’s primary business is the wholesale and distribution of mineral water as well as trading of wine. Shenzhen Rongxin’s is the exclusive supplier of Tibet Glacial 5100 spring water in the Guangdong Province of China which has a population of approximately 110 million. (Source – Guangdong population: People’s Government of Guangdong Province http://www.gd.gov.cn/,  http://en.wikipedia.org/wiki/Guangdong#Demographics)

Business Strategy

The Company plans to expand the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories in Guangzhou and Shenzhen cities in China, while maintaining its existing position in the trading of mineral water and wine. The Company intends to introduce new software and value-added services through an expanded network of regional stores and strategic partners covering the Guangdong Province and via a virtual store.

Guangzhou Yueshen  plans to duplicate its successful mobile phone related operation in Shenzhen city by utilizing the existing distribution connections Shenzhen Rongxin maintains in such areas through its network of regional stores and strategic partnership in connection with its mineral water and wine business. While it plans to increase service and retail stores for the mobile phone related operation across Guangzhou and Shenzhen, Guangzhou Yueshen intends to build further alliances with all available distributors, wholesalers and other retail outlets such as neighborhood convenience stores across Guangdong Province. Guangzhou Yueshen also plans to develop and acquire mobile phone applications and software to expand its product offerings.

The company was looking to expand its mobile phone related services in the Shenzhen city, PRC and collaborated with Shenzhen Rongxin.  Shenzhen Rongxin, a distributor and wholesaler of mineral water in Shenzhen city, intended to diversify its business and develop the mobile phone related service business in the Shenzhen city, PRC together with the know-how and experience of Guangzhou Yueshen.  The principals from both companies formed CTL, and CTL acquired Shenzhen Rongxin and Guangzhou Yueshen as wholly owned subsidiaries in 2008.  The Company, following the effectiveness of the Closing Transactions, intends to develop the trading and distribution of mobile phone related services in Shenzhen city and expand the existing operations in Guangzhou city.

Shenzhen Rongxin will continue its successful distribution of mineral water and wine in Guangdong Province.  It is currently the exclusive supplier of Tibet Glacial spring water to the Guangdong Province of China.

Competition

China mobile phone user base increased to 747 million in January 2010 according to statistics published by China’s Ministry of Industry and Information Technology.  The mobile phone related services industry is competitive and highly fragmented with no standout industry leaders.  Rechargeable phone cards are usually sold though convenience stores, mobile phone service stores and other retail outlets.  Customer demand for rechargeable phone cards is steady with no particular brand loyalty.  Guangzhou Yueshen’s competitive advantage is to offer better customer service, shopping convenience in prime location, and strategic collaboration with mobile phone distributors, wholesalers and other retail outlets. In addition, as described above, Guangzhou Yueshen will be able to strategically utilize Shenzhen Rongxin’s existing distribution networks to move its rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessory business into these new geographical areas. (Source – China mobile service subscribers: China’s Ministry of Industry and Information Technology http://tmt.interfaxchina.com/news/2579, http://www.miit.gov.cn/)

Distribution Methods of Products and Services

Guangzhou Yueshen has an established distribution network with mobile phone distributors, wholesalers and retail outlets in Guangzhou city.  Products are traded on site with little distribution and shipping costs.  We project revenue increase from future expansion by adding additional retail outlets, wholesalers and distributors in the Guangdong Province.  There is no assurance of the revenue increase from future expansion or that expansion will occur at all.

Shenzhen Rongxin also has an established distribution network in Guangdong Province for the resale of mineral water product from a single vendor.  In the case for wine trading, a simple distribution is set up for a single major customer.

The Company’s new website, www.chinateletech.com, is currently under development to provide corporate information.  The Company plans to develop a virtual store online will be executed after the new mobile phone related service operation in Shenzhen city has been established.

In addition, the Company plans to add more services to its current product lines, specifically the value-added services which include the provision of personalized information to users’ mobile phones, 3G contents and other software applications.  An example of such value-added services is the provision of travel service related information and reservation of travel products (hotel, transportation and other ticketing) via the mobile phone Internet platform.

Suppliers

Shenzhen Rongxin is subject to supply shortage risk because its purchases of mineral water for resale are sourced from a single vendor, Tibet Glacial Mineral Water Co., Ltd. (“Tibet Glacial”). On January 1, 2009, Shenzhen Rongxin entered into purchase agreement whereby Tibet Glacial would provide spring water at fixed price until December 31, 2012 and in return, Shenzhen Rongxin needed to consume no less than 140,000 trunks of bottle water per year.

Guangzhou Yueshen has a more diverse group of suppliers for the mobile phone related services and does not plan to rely upon any one major supplier for such products. We believe that there are a number of readily available sources for such products, contributing to our ability to obtain competitive pricing.

Dependence on Major Customers

Guangzhou Yueshen has a diverse customer base for the mobile phone related services that focuses on individual retail customers. As such, we do not expect to be dependent on any major customers and do not expect that this will change in the near future.

Patents, Trademarks, Licenses

We do not have any designs which are copyrighted, trademarked or patented.

Environmental and Regulatory Issues

The expense of complying with environmental regulations is of minimal consequence.

Research and Development

We foresee minimal future research and development costs related to the development of mobile phone applications and software, as the development cost in China is relatively low.  Many applications are readily available and can be acquired at low prices.  We foresee high demands for such applications but for relatively short periods of time.  New applications are needed every now and then to keep merchandise fresh and fashionable.

Effect of existing or probable governmental regulations on the business, and economic and political risks

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies North America and Western Europe. These include risks associated with, among others, the economic, political, legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

Employees

The Company has 18 full-time employees. We intend to hire full time employees and additional independent contract labor on an as needed basis when our website is complete.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our Management collectively holds approximately 70.56% of the outstanding shares and exercise control of the Company and therefore our other shareholders will have little or no control of the company.

Two of our officers and directors, Dong Liu and Yuan Zhao, collectively hold 70.56% of the outstanding shares and exercise control of the company. Accordingly, our other shareholders will have little or no control of the company.

We are a development stage company and have little to no operating history upon which to evaluate our business.

We have a limited operating history and may not succeed.  Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them.  Our primary business purpose is the expansion of our mobile phone value added services and applications. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the operation of our business.  We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

You should consider the risks, uncertainties and difficulties frequently encountered by companies that, like us, are in their early stage of development. We cannot guarantee that we will succeed in achieving our business goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition, operating results and our ability to continue as a going concern. We expect that we will require additional capital in order to execute our current business plan. As a development stage business, we may in the future experience under capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. As a result of these factors, other factors described herein and unforeseen factors, we may not be able to successfully implement our business model.

We depend on a number of suppliers and any failure by any of them to supply us with products may impair our inventory and adversely affect our ability to meet customer demands, which could result in a decrease in net sales.

We typically do not maintain long-term purchase contracts with suppliers, but instead operate principally on a purchase order basis. Our current suppliers may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new suppliers to ensure delivery of products in a timely manner or on terms acceptable to us. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Our business could also be adversely affected if there were delays in product shipments to us due to freight difficulties, financial difficulties with our major suppliers, delays due to the difficulties of our suppliers involving strikes or other difficulties at their principal transport providers or otherwise. We are also dependent on suppliers for assuring the quality of merchandise supplied to us. Our inability to acquire suitable merchandise in the future or the loss of one or more of our suppliers and our failure to replace them may harm our relationship with our customers and our ability to attract new customers, resulting in a decrease in net sales.

Maintaining good terms with distributors, wholesalers and retailers, and responding to customers may prove difficult.

Our success depends in part on our ability to (i) effectively maintain good working relationships with distributors, wholesalers and retailers, and (ii) respond to changing customer tastes in mobile phone applications, and to translate market trends into appropriate, saleable product offerings far in advance.  It is especially important in China to maintain good relationships with business partners since a significant portion of sales is highly dependent on the trading with distributors, wholesalers and retailers.  If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed opportunities.  In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which may have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with purchasing products from foreign companies

The Company’s purchases are based solely in PRC.  Foreign products, such as foreign brand mobile phones, are purchased through authorized dealers in PRC.  Dealing with imported products, we may be subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, freight cost increases and changes in political or economic conditions in countries from which we purchase products. In the event that our authorized dealers have trouble with foreign supplies the Company would switch to other available brands with similar qualities.

The loss of the services of our senior management could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

Mr. Wen-wu Chen, General Manager, is a key person managing the marketing and sales efforts of the Company since 2008.  Mr. Chen has developed an extensive sales network in the China telecommunications industry.

Mr. Sibei Li, Sales Manager, is a key person in the management and recruitment of sales person for the Company.  Mr. Li was previously the sales manager for several companies in the telecommunications, electronics and real estate industries.

We depend on the continued services of our senior management. The loss of such key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for our senior management. We may have difficulty replacing our senior management who leave and, therefore, the loss of the services of any of these individuals could harm our business.

There are several members in senior management with extensive management experience in the telecommunications industry.  The Company acknowledges that it may lose some of these valued members but the effect on the Company would be minimal.  Guangzhou Yueshen is well connected with the telecommunications industry in PRC and would be able to find capable replacements if needed.  The Company will also implement performance based incentive mechanisms to reduce the loss of senior management.

Requirements associated with being a public company will require significant company resources and management attention.

We have only recently been independently subject to the reporting requirements of the Securities Exchange Act of 1934, or the other rules and regulations of the SEC or any securities exchange relating to public companies.  We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company.  These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems.  We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting.  However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and outside consultants.  We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact on our management's attention to these matters will have on our business.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our planned growth together with our added obligations of being a public company may strain our business infrastructure, which could adversely affect our operations and financial condition.

As we grow, we will face the risk that our future resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We may also face new challenges, including an increase in information to be processed by our management information systems and diversion of management attention and resources away from existing operations and towards growth in new markets. Our current growth strategy will require us to increase our management and other resources over the next few years. In particular, heightened new standards with respect to internal accounting and other controls, as well as other resource-intensive requirements of being a public company, may, and have further strained our business infrastructure. If we are unable to manage our planned growth and maintain effective controls, systems and procedures, we may be unable to efficiently operate and manage our business and have and may continue to experience information lapses affecting our public reporting which could adversely affect our operations and financial condition.

We need to attract qualified employees.

Our future success depends in large part upon our ability to attract, train, retain and motivate employees. Qualified individuals of the requisite caliber and number needed to fill positions are in short supply in some areas. Our industry is characterized by high levels of employee attrition. Although we believe we will be able to offer competitive salaries and benefits, we may have to increase spending in order to retain personnel.

The success of our growth plan will be dependent on our ability to recruit and/or promote enough qualified personnel to support our future growth. The time and effort required to train and supervise a large number of new managers and associates may divert our existing resources and adversely affect our operating and financial performance.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We may from time to time consider acquiring complementary companies or businesses. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

-	the diversion of our capital and our management's attention from other business issues and opportunities;
-	difficulties in successfully integrating companies or stores that we acquire, including personnel, financial systems and controls, distribution, operations and general store operating procedures;
-	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as it is integrated into our operations;
-	material adverse effects on our operating results due to the closure of stores or distribution centers;
-	potentially dilutive issuances of our equity securities; and
-	the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

Our success is highly dependent on our ability to provide timely delivery to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

An important part of our success is due to our ability to deliver products quickly to our customers. Our ability to maintain this success depends on the identification and implementation of improvements to our planning processes, distribution infrastructure and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth. The cost of these enhanced processes could be significant and any failure to maintain, grow or improve them could adversely affect our operating results.

We may have insufficient funds to implement our expansion strategy.

Our expansion strategy will require additional capital for, among other purposes, opening new and relocated stores, renovating existing stores, entering new collaboration terms with distributors, wholesalers and other retailers, and entering new markets, including researching existing and new real estate and consumer markets, lease costs, inventory, property and equipment, integration of new stores and markets into company-wide systems and programs and other costs associated with new store, renovated and relocated store and market entry expenses and growth.  If cash generated internally is insufficient to fund capital requirements, or if funds are not available, we will require additional debt or equity financing.  Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our expansion, renovation and relocation strategies by reducing or delaying capital expenditures relating to new stores, renovated and relocated stores and new market entry, selling assets or restructuring or refinancing our indebtedness. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores, the expansion, renovation and relocation of existing stores or entry into new markets .

We estimate that the Company will need approximately US$5,000,000 as funding for the next 12 months.  The funds will be used to increase the number of chain stores and increase inventory for higher turnover.  We estimate to increase 10 new retail stores in Guangzhou and 10 new retail stores in Shenzhen, spending about US$146,400 per new store.  Due to the high demand for mobile phone related services in China, we expect that increased inventory would lead to higher turnover for the Company.   In the event that the Company fails to raise the needed funding, we expect to open a total of 3 new stores and maintain a small growth over the current turnover level.

If we are unable to maintain the profitability of our existing operations and to generate profit for the new operations, we may not be able to adequately implement our growth strategy, which may adversely affect our overall operating results.

Our planned growth depends, in part, on our ability to maintain the profitability of our existing operations and to open new operations in Shenzhen and other locations in Guangdong Province.  There can be no assurance, however, that we will be able to reach favorable terms with distributors, wholesalers and other retailers, identify and obtain favorable store sites, arrange favorable leases for stores, obtain governmental and other third-party consents, permits and licenses needed to expand or operate stores, construct or refurbish stores, open stores in a timely manner, or hire, train and integrate qualified sales associates in those stores.  If we are unable to profitably manage new operations and maintain the profitability of our existing operations, we may not be able to adequately implement our growth strategy, which may adversely affect our overall operating results.

We may not have sufficient funds to operate our business and may not be able to obtain additional financing.

Assuming any disruption in current sales, we may require additional funds to continue our business.  We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations.  As we need additional funds, we may seek to obtain them primarily through stock or debt financings.  Those additional financings could result in dilution to our stockholders.

Failure to fund continued capital expenditures could adversely affect results.

If our revenues do not continue, we may have a limited ability to expend the capital necessary to maintain business operations at expected levels, resulting in insufficient revenues over time. If our cash flow from anticipated operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing or other sources of capital will be available to meet these requirements.

Costs of legal matters and regulation could exceed estimates.

We may become parties to a number of legal and administrative proceedings involving matters pending in various courts or agencies.  These include proceedings associated with facilities which may be owned, operated or used by us and include claims for personal injuries and property damages.  Our current business model may involve management of regulated materials and are subject to various environmental laws and regulations. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental and legal matters and other contingencies.

Any projections used in this Registration Statement may not be accurate.

Any and all projections and estimates contained in this Registration Statement or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

Our estimates may prove to be inaccurate and future net cash flows are uncertain.

Our estimates of both future sales and the timing of development expenditures are uncertain and may prove to be inaccurate.  We also make certain assumptions regarding net cash flows and operating and development costs that may prove incorrect when judged against our actual experience.  Any significant variance from these assumptions could greatly affect our estimates of future net cash flows and our ability to borrow under our credit facility.

A downturn in the economy may affect consumer purchases of discretionary items and could harm our operating results.

In general, our sales represent discretionary spending by our customers. Discretionary spending on our products is affected by many factors, including, among others:

-	general business conditions;
-	interest rates;
-	inflation;
-	consumer debt levels;
-	the availability of consumer credit;
-	the number of new and second home purchases;
-	taxation;
-	energy prices;
-	unemployment trends;
-	terrorist attacks and acts of war; and
-	other matters that influence consumer confidence and spending.

Purchases of discretionary items, including the products we intend to sell, could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our operating results could suffer.

Existing and increased competition in the mobile phone value added service and application business may reduce our net revenues, profits and market share.

The mobile phone value added service and application business is highly competitive. Our retail segment competes against a wide variety of small, independent specialty stores as well as mobile phone equipment stores, national specialty chains and convenience store outlets.  In addition, some of our suppliers offer products directly to consumers.  Many of our competitors are considerably larger and have substantially greater financial, marketing and other resources than we have.  We cannot assure you that we will continue to be able to compete successfully against existing or future competitors.  Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO THE SPIN-OFF

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from CN Dragon.

We may not be able to achieve the full strategic and financial benefits that we expect will result from our separation from CN Dragon or such benefits may be delayed or may not occur at all. For example, analysts and investors may not regard our corporate structure as clearer and simpler than the current CN Dragon corporate structure or place a greater value on our Company as a stand-alone company than on our businesses being a part of CN Dragon. As a result, in the future the aggregate market price of CN Dragon’s common stock and our common stock as separate companies may be less than the market price per share of CN Dragon’s common stock had the separation and distribution not occurred.

We are being separated from CN Dragon, our parent company, and, therefore, we have a limited operating history as a separate company, and no history as a separate reporting company until this Registration Statement filing.

The historical and financial information included in this information statement does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

-	Our past business has in part been operated by CN Dragon as part of its broader corporate organization, rather than as a separate, publicly-traded company; and
-	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from CN Dragon.

The Distribution of our shares may result in tax liability.

You may be required to pay income tax on the value of your shares of common stock received in connection with the Spin-Off Distribution. This Distribution may be taxable to you as a dividend and/or as a capital gain, depending upon the extent of your basis in CN Dragon stock which you hold. You are advised to consult your own tax advisor as to the specific tax consequences of the Distribution.  Shareholders are also encouraged to read “Federal Income Tax Consequences of the Distribution” and “Federal Income Tax Consequences to Shareholders” below, which contain important tax disclosures relating to the Distribution.

The Distribution may cause the trading price of CN Dragon’s common stock to decline.

Following the Distribution CN Dragon expects that its common stock will continue to be quoted and traded on the Over the Counter Bulletin Board under the symbol “DRGN.” A trading market may not continue for the shares of CN Dragon’s common stock or even develop for our shares. As a result of the Distribution, the trading price of CN Dragon’s common stock may be substantially lower following the Distribution than the trading price of CN Dragon’s common stock immediately prior to the Distribution.

Further, the combined trading prices of CN Dragon’s common stock and our common stock after the Distribution may be less than the trading price of CN Dragon’s common stock immediately prior to the Distribution.

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.

We have no agreement with any broker or dealer to act as a market maker for our securities and as a result, we may not be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

RISKS RELATED TO OUR STOCK

We require substantial capital requirements to finance our operations.

We have substantial anticipated capital requirements and we may require additional capital for future operations.  We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

-	cash provided by operating activities;
-	available cash and cash investments; and
-	capital raised through debt and equity offerings.

The funds provided by these sources, if attainable, may not be sufficient to meet our anticipated cash requirements and the uncertainties and risks associated with future performance and revenues will ultimately determine our liquidity and our ability to meet anticipated capital requirements.  If declining prices cause our anticipated revenues to decrease, we may be limited in our ability to replace our inventory.  As a result, our production and revenues would decrease over time and may not be sufficient to satisfy our projected capital expenditures.  We may not be able to obtain additional financing in such a circumstance.

As a public company, our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.

An active public market for our common stock may not develop or be sustained. Further, the market price of our common stock may decline below the price paid for investor’s shares.

Among the factors that could affect our stock price are:

-	industry trends and the business success of our vendors;
-	actual or anticipated fluctuations in our quarterly financial and operating results, including our comparable store sales;
-	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
-	strategic moves by our competitors, such as product announcements or acquisitions;
-	regulatory developments;
-	litigation;
-	general market conditions;
-	other domestic and international macroeconomic factors unrelated to our performance; and
-	additions or departures of key personnel.

The stock market has from time to time experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These kinds of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

We may need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

In the event our revenues decrease, we may not have sufficient financial resources from revenues to meet our operating expenses and capital requirements.   We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

-	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all;
-	any available additional financing may not be adequate; and
-	we may be required to sell shares of our common stock at extremely discounted prices in order for us to obtain additional financing.

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to continue to operate.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders and such shares have been issued.  The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock.  For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

We do not anticipate paying dividends on our capital stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the any future debt or credit facility may preclude us from paying any dividends. As such, our shareholders may not receive any profit on their investment other than from the eventual sale of their shares, if any.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

-	Level of government involvement in the economy;
-	Control of foreign exchange;
-	Methods of allocating resources;
-	Balance of payments position;
-	International trade restrictions; and
-	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

We are a British Columbia company and most of our assets are located outside of the United States. Most of our current operations will be conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

At present, we do not own any property.  Two offices in Shenzhen and Guangzhou will be located in leased facilities. We have local access to all commercial freight systems. The office facility in Shenzhen contains both the administrative/sales offices and retail floor sections. The monthly lease is $2,610 per month. The office facility in Guangzhou contains both the administrative/sales offices and retail floor sections.  The monthly lease is $2,180 per month.

Item 3.  Legal Proceedings

           Currently, we are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

           No established public trading market exists for our common stock. We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

We have 1 holder of record of our common stock.  Following the Spin-off transaction discussed above, we will have approximately 86 holders of record of our common stock.

Dividends

We have not declared any cash dividends on any class of our securities and we do not have any restrictions that currently limit, or are likely to limit, our ability to pay dividends now or in the future.

                Securities authorized for issuance under equity compensation plans

We do not have any securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of the financial condition of the company and its results of operations is presented on the basis of the completed Spin-off transaction.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this registration statement.  This registration statement contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this registration statement.

The forward-looking events discussed in this registration statement, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies

(A)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(B)	Consolidation

The consolidated financial statements include all the accounts of the Company and its two wholly-owned subsidiaries. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

As of December 31, 2008, the detailed identities of the consolidated subsidiaries are as follows:-

Name of Entities	Date of Incorporation	Place of Incorporation	Attributable Equity Interest	Registered Capital
Sierra Vista Group Limited	1/20/2008	BVI	100%	USD 10
Shenzhen Rongxin	11/21/1996	PRC	100%	RMB 10,000,000
Guangzhou Yueshen	4/19/2004	PRC	100%	HKD 1,200,000

(C)	Use of Estimates

In the preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

(D)	Cash and Cash Equivalent

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(E)	Investment in Equity Securities

The cost method of accounting is used to account for the Company’s investment in equity securities for which the Company had less than 20% controlling equity interest. Controlling equity interest for the Company is typically a position of more than 50% beneficial ownership.

In the consolidated balance sheets, investments in equity securities are stated at their fair market value. Any unrealized gain or loss are reported on the consolidated statements of stockholders’ equity.

(F)	Accounts Receivable – Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

(G)	Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions. The inventories include bottles of mineral water, prepaid mineral water cards, rechargeable phone cards, prepaid subway tickets, and mobile phones.

(H)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of goods. The advances to suppliers are interest free and unsecured.

(I)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized.  When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.
Property, plant, and equipment are depreciated using the straight-line method over their estimated useful life with a 10% salvage value.  Their useful lives are as follows:

Fixed Assets Classification	Useful Lives
Office Equipment	3 Years
Furniture & Fixture	3 Years
Motor Vehicles	10 Years

(J)	Customer Deposits

Customer Deposit represents the money the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

(K)	Statutory Reserve

Statutory reserve refer to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operation. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equalling 50% of the enterprise’s capital.

(L)	Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  The Company’s current components of other comprehensive income are unrealized gain or loss in investment and the foreign currency translation adjustment.

(M)	Recognition of Revenue

Guangzhou Yueshen establishes retail outlets in Guangzhou city for the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories. Revenue from the sale of Yueshen’s products is recognized on the transfer of risk and ownership, which generally coincides with the time when the goods are delivered to customers and the titles have been passed. Prepayments by customer for phone cards, subway tickets and cellular phone are presented as customer deposit.
Shenzhen Rongxin establishes network in Guangdong Province for the resale of Tibet 5100 mineral water products. Revenue from the sale of mineral water is recognized when goods are delivered to customers or loaded on customers’ pick-up trucks and the titles have been passed.

Neither Guangzhou Yueshen nor Shenzhen Rongxin has any refund policies for the return of goods.

(N)	Cost of Sales

Guangzhou Yueshen’s cost of sales is primarily comprised of cost of goods, and other purchasing and receiving overhead costs.

Shenzhen Rongxin’s cost of sales consists of cost of mineral water, inbound freight, warehouse cost, and outbound freight.

(O)	Selling Expenses

Selling expenses include outbound freight, salaries of the sales force, client entertainment, commissions, advertising, and office rental expenses.

(P)	General & Administrative Expenses

General and administrative expenses comprised of executive compensation, general overhead such as the finance department and administrative staff, depreciation expenses, travel and lodging, meals and entertainment, utility, and research and development expenses.

(Q)	Advertising Expense

Costs related to advertising and promotion expenditures are expensed as incurred during the year.  Advertising costs are charged to selling expense

(R)	Retirement Benefits

Full-time employees of the Company are entitled to staff welfare benefits including Medicare, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. Costs related to the retirement benefits are charged to the Company’s statements of operations as incurred.

(S)	Income Tax

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In respect of the Company and its subsidiaries domiciled and operated in the British Virgin Islands and People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
China Teletech Limited	USA	0.00% - 39.00%
China Teletech Limited	BVI	0.00%
Shenzhen Rongxin	PRC	25.00%
Guangzhou Yueshen	PRC	25.00%

(T)	Foreign Currency Translation

The Company’s two operating subsidiaries Shenzhen Rongxin and Guangzhou Yueshen maintain their financial statements in the functional currency, which is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of Shenzhen Rongxin and Guangzhou Yueshen, which are prepared using the functional currency, have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	2009	2008
Year end RMB : US$ exchange rate	6.8372	6.8542
Average yearly RMB : US$ exchange rate	6.8409	6.9623

Year end HKD : US$ exchange rate	7.7551	7.7507
Average yearly HKD : US$ exchange rate	7.7522	7.7874

(U)	Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (" SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values.  SFAS 159 is effective for fiscal years after November 15, 2007.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees”, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

Management of the Company does not anticipate that the adoption of these seven standards will have a material impact on these consolidated financial statements.

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the twelve months ended December 31, 2008, the Company had revenue of $20,272,787 and gross profit of $901,000.  The operating expense was $192,460 and a net income of $521,694.  The gross profit ratio was 4.44% and net profit ratio was 2.57%.  This indicated the gross profit margin was very lean with the cost of sales at 95.56% of sales.  The operating expense was relatively small indicating a well-managed team, enabling the Company to make a profit for the year.

The high cost of sales relates to renovation costs of new stores, rent and deposit, development costs of new network of service locations, recruitment of personnel for the new locations, and investment in 3G equipment and inventory.

2008 was the first full year of operation so comparative figures from previous periods were unavailable.

For the twelve months ended December 31, 2009, the Company had revenue of $10,803,459 and gross profit of $410,135.  The operating expense was $362,223 and a net income of $13,828.  The gross profit ratio was 3.80% and net profit ratio was 0.13%.  These figures were indicative of the effects of the financial tsunami between the end of 2008 and the end of 2009, resulting in decline of sales from the loss of some customers who were affected by the financial crisis.  The drop in sales was across all products from the Company, with no significant emphasis on any specific product.  The Company was able to maintain a slim profit for the twelve months by monitoring and adjusting the level of operating expense.

Recent Trends and Future Growth

The 3G mobile phone services have commenced recently in PRC and coupled with the right kind of promotions, the Company can expect substantial growth in revenues.  Changes in the telecommunications policy in PRC directly affect the Company’s operations.

Mobile phone related service operation was previously established in Guangzhou city by Guangzhou Yueshen.  The Company would like to duplicate and develop this operation in Shenzhen city.  The Company expects to increase sales over the next 18 months due primarily to the planned new mobile phone related service operations in Shenzhen.

Liquidity and Capital Resources

At December 31, 2009, we had cash of $337,490.

The Company currently has sufficient cash flow to support its operations.  The Company is actively monitoring the business environment as it recovers from the effects of the financial tsunami, and adjusting to market needs while maintaining a healthy cash position.

It will need approximately US$5,000,000 in additional funding for the expansion projects of the new retail stores and service locations for the next 12 months.  The funds will be used to increase the number of chain stores and increase inventory for higher turnover.  We estimate to increase 10 new retail stores in Guangzhou and 10 new retail stores in Shenzhen, spending about US$146,400 per new store.  Due to the high demand for mobile phone related services in China, we expect that increased inventory would lead to higher turnover for the Company.   In the event that the Company fails to raise the needed funding, we expect to open a total of 3 new stores and maintain a small growth over the current turnover level.

We expect to incur approximately $50,000 per year in additional costs associated with becoming a public company.  These costs are generally associated with administrative, attorney and auditing fees.  In the event we are unable to generate sufficient capital from operations or other funding sources, we intend to secure loans from our existing shareholders for operating capital.

Future Goals

In the next 12 months, our goal is to develop the mobile phone related service operation in Shenzhen and expand the sales network in Guangzhou.  In the event that expansion is successful, we plan on adding additional mobile phone application and software and market them in both Guangzhou and Shenzhen.

Following becoming a reporting company which we hope to achieve within the next 60 days, we plan on making a private placement of our securities to raise the funds for our initial expansion plans. The private placement should close within the next six (6) months and we have contacted a securities firm to assist us with the private placement.  Assuming the private placement is successful, we plan on expanding in Shenzhen during the second half of 2010 and starting the mobile phone application and software development thereafter.  The development of mobile phone application is dependent upon sufficient financing and the identification of suitable mobile phone application suppliers and distributors.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

I tem 7A.  Quantitative and Qualitative Disclosures About Market Risk

We currently do not utilize sensitive instruments subject market risk in our operations.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934,as of the end of the period covered by this Report on Form 10-K, our  management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the company, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Item 9A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2009, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Inherent Limitations of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has not identified any change in the our internal control over financial reporting indentified in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this report, the name, age and position of our sole director/executive officer.

NAME	AGE	SINCE	POSITION

Henry Liguori	68	2007	President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director.

The background of our sole director/executive officer is as follows:

Henry Liguori, President, Chief Executive Officer,  Chief Financial Officer, Secretary and sole Director

Mr. Henry Liguori is our current President, Chief Executive Officer,  Chief Financial Officer, Secretary and sole Director.  Mr. Liguori’s education includes an undergraduate degree in Philosophy from St. Lawrence, Beacon,  New York, a graduate degree in Theology from Immaculate Heart of Mary, Geneva, New York and a post graduate degree from Iona College, New Rochelle, New York.  Following the completion of his formal education, Mr. Liguori served in the United States Navy, retiring as a Lieutenant Commander.  After the end of Operation Desert Storm in the Persian Gulf War, Mr. Liguori ended his military career with the meritorious service medal having served the Navy, Marine Corps and Coast Guard both at home and abroad.  Mr. Liguori has extensive experience as an administrator and consultant in the fields of education, business and many charitable organizations and has been offering consulting services in these fields since 1995.

Information about our Board and its Committees.

Audit Committee

We currently do not have an audit committee although we intend to create one as the need arises.  Currently, our Board of Directors serves as our audit committee.

Compensation Committee

We currently do not have a compensation committee although we intend to create one as the need arises.  Currently, our Board of Directors serves as our Compensation Committee.

Advisory Board

We currently do not have an advisory board although we intend to create one as the need arises.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2009, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We currently do not have a code of ethics although we intend to create one.

Item 11. Executive Compensation

 Executive Compensation

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.

 Employment Agreements

Currently, we do not have any employment agreements.  However, we plan to enter into employment agreements with our future officers.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Options/SARS Grants During Last Fiscal Year

None.

Directors’ Compensation

We currently do not compensate our director.  In the future, we may compensate our current director or any additional directors for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may request certain members of the board of directors to perform services on our behalf.  In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of the date of this Report and prior to the Spin-off, by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

CN Dragon Corporation (1)	1	100%
Henry Liguori (1)(2)	0	0%

Total	1	100%

(1) The address is 7216 West Enterprise Drive, Las Vegas, Nevada, 89417.
(2) Mr. Liguori is the sole officer and director of the Company.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

Item 13. Certain Relationships and Related Transactions.

We have not entered into any material transactions with related parties in the past two years.

Transactions with Promoters

None.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Samuel H. Wong & Co., LLP as our auditors for the year ended December 31, 2009.

Audit Fees

Samuel H. Wong & Co., LLP billed us $54,000 in audit fees during the year ended December 31, 2009 and $29,000 in audit fees during the year ended December 31, 2008.

Audit-Related Fees

We did not pay any fees to Samuel H. Wong & Co., LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2009 and December 31, 2008.

Tax and All Other Fees

We did not pay any fees to Samuel H. Wong & Co., LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2009 and December 31, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Samuel H. Wong & Co., LLP, and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2009, and for the year then ended, none of the hours expended on Samuel H. Wong & Co., LLP’s engagement to audit those financial statements were attributed to work by persons other than Samuel H. Wong & Co., LLP’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the British Columbia Ministry of Finance on October 1, 2001.	3.1	10-SB	11/20/2009

Certificate of Name Change filed with the British Columbia Ministry of Finance on November 17, 2005.	3.2	10-SB	11/20/2009

Certificate of Restoration filed with the British Columbia Ministry of Finance on August 28, 2009.	3.3	10-SB	11/20/2009

Notice of Alteration filed with the British Columbia Ministry of Finance on October 7, 2009.	3.3	10-SB	11/20/2009

Stock Purchase and Share Exchange Agreement effective May 20, 2009.	14.1	10-SB	11/20/2009

Certification of Henry Liguori, pursuant to Rule 13a-14(a)	31.1			X

Certification of Henry Liguori pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

China Teletech Limited

Consolidated Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

China Teletech Limited

Contents	Pages

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets	F2

Consolidated Statements of Operations	F3

Consolidated Statements of Changes in Stockholders’ Equity	F4

Consolidated Statements of Cash Flows	F5 – F6

Notes to Consolidated Financial Statements	F7 - F22

To:           The Board of Directors and Stockholders
China Teletech Limited

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Teletech Limited as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Teletech Limited as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California                                                                                                Samuel H. Wong & Co., LLP
March 25, 2010                                                                                                                             Certified Public Accountants

F1

China Teletech Limited
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

ASSETS	Notes	12/31/2009	12/31/2008
Current Assets
Cash and Cash Equivalent	2D	$ 337,490	$ 709,791
Short Term Investment	2E	-	2,053
Accounts Receivable	2F,3	-	21,009
Other Receivable	4	284,639	-
Inventory	2G	253,118	138,151
Advance to Suppliers	2H	117,007	-
Total Current Assets		992,255	871,004

Non-Current Assets
Other Asset		258	-
Property, Plant & Equipment, net	2I,5	28,526	33,266
TOTAL ASSETS		$ 1,021,039	$ 904,270

LIABILITIES
Current Liabilities
Accounts Payable		$ 2,116	$ 2,234
Taxes Payable		225,197	189,811
Other Payable		86,724	50,949
Related Party Payable	6	52,887	-
Accrued Liabilities		40,000	-
Customer Deposits	2J	-	71,511
Total Current Liabilities		406,924	314,505
TOTAL LIABILITIES		$ 406,924	$ 314,505

STOCKHOLDERS' EQUITY
Preferred Stock ($0.000 par value, 10,000,000 shares authorized, 0 share issued and outstanding at December 31, 2009 and 2008)		$ -	$ -
Common Stock ($0.000 par value, 250,000,000 shares authorized, 240,919,945 issued and outstanding at December 31, 2009 and 2008)		-	-
Additional Paid in Capital		1,410,256	1,410,256
Statutory Reserve	2K,5	-	-
Retained Earnings		(915,942)	(929,770)
Accumulated Other Comprehensive Income	2L	119,801	109,279
TOTAL STOCKHOLDERS' EQUITY		614,115	589,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 1,021,039	$ 904,270

See Notes to Financial Statements and Accountant’s Report

F2

China Teletech Limited
Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	Notes	12/31/2009	12/31/2008
Revenues
Sales	2M	$ 10,803,459	$ 20,272,787
Cost of Sales	2N	10,393,324	19,371,787
Gross Profit		410,135	901,000

Operating Expenses
Selling Expenses	2O	49,493	31,024
General & Administrative Expenses	2P	312,730	161,436
Total Operating Expense		362,223	192,460

Operating Income/(Loss)		47,912	708,540

Other Income (Expenses)
Other Income		19,971	-
Other Expenses		(19,266)	(75)
Interest Income		73	89
Interest Expense		(3)	-
Total Other Income/(Expense)		775	14

Earnings before Tax		48,687	708,554

Income Tax	2S	(34,859)	(186,860)

Net Income		$ 13,828	$ 521,694

Earnings per share
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average shares outstanding
Basic	240,919,945	240,919,945
Diluted	240,919,945	240,919,945

See Notes to Financial Statements and Accountant’s Report

F3

China Teletech Limited
Consolidated Statements of Changes in Stockholders’ Equity
As of December 31, 2009 and 2008
(Stated in US Dollars)

								Accumulated
	Number		Number		Additional			Other
	of	Preferred	of	Common	Paid in	Statutory	Retained	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Reserve	Earnings	Income	Total
Balance at January 1, 2008	-	-	70,945,919	$ -	$ -	$ -	$ (1,378,516)	$ 103,713	$ (1,274,803)
Issuance of Shares in Share Exchange			170,000,000	-	1,410,256	-	-	-	1,410,256
Net Income			-	-	-	-	521,694	-	521,694
Appropriations of Retained Earnings			-	-	-	-	-	-	-
Distribution of Dividends			-	-	-	-	(72,948)	-	(72,948)
Unrealized Gain/(Loss) in Investment			-	-	-	-	-	(9,004)	(9,004)
Foreign Currency Translation Adjustment			-	-	-	-	-	14,570	14,570
Balance at December 31, 2008	-	-	240,919,945	$ -	$ 1,410,256	$ -	$ (929,770)	$ 109,279	$ 589,765

Balance at January 1, 2009	-	-	240,919,945	$ -	$1,410,256	$ -	$ (929,770)	$ 109,279	$ 589,765
Net Income			-	-	-	-	13,828	-	13,828
Appropriations of Retained Earnings			-	-	-	-	-	-	-
Distribution of Dividends			-	-	-	-	-	-	-
Unrealized Gain/(Loss) in Investment			-	-	-	-	-	9,004	9,004
Foreign Currency Translation Adjustment			-	-	-	-	-	1,518	1,518
Balance at December 31, 2009	-	-	240,919,945	$ -	$ 1,410,256	$ -	$ (915,942)	$ 119,801	$ 614,115

	Comprehensive Income
	12/31/2008	12/31/2009	Accumulated Total
Net Income	$ 521,694	$ 13,828	$ 535,522
Unrealized Gain/(Loss) in Investment	(9,004)	9,004	-
Foreign Currency Translation Adjustment	14,570	1,518	16,088
	$ 527,260	$ 24,350	$ 551,610

See Notes to Financial Statements and Accountant’s Report

F4

China Teletech Limited
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	12/31/2009	12/31/2008
Cash Flows from Operating Activities
Cash Received from Customers	$ 10,468,317	$ 20,335,516
Cash Paid to Suppliers & Employees	(10,878,471)	(19,493,098)
Interest Received	73	89
Interest Paid	(3)	-
Taxes Paid	19	(186,860)
Miscellaneous Receipts	19,971	-

Cash Sourced/(Used) in Operating Activities	(390,095)	655,647

Cash Flows from Investing Activities
Proceeds from sale of Short Term Investment	15,950	(2,054)
Purchases of Property, Plant, and Equipment	(24,947)	(4,364)
Proceeds of Disposal Assets	16,527	-
Proceeds of Other Asset Deposit	(258)
Cash Used/(Sourced) in Investing Activities	(7,272)	(6,418)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	-	-
Distribution of Dividends	-	(72,948)

Cash Sourced/(Used) in Financing Activities	-	(72,948)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(382,823)	576,281

Effect of Other Comprehensive Income	10,522	5,567

Cash & Cash Equivalents at Beginning of Year	709,791	127,943

Cash & Cash Equivalents at End of Year	$ 337,490	$ 709,791

See Notes to Financial Statements and Accountant’s Report

F5

China Teletech Limited
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	12/31/2009	12/31/2008

Net Income	$ 13,828	$ 521,694

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Loss on Sale of Short Term Investment	(13,896)	-
Depreciation	9,459	15,650
Net Loss on Disposal of Property, Plant and Equipment	3,700	-
Decrease/(Increase) in Accounts Receivable	21,009	(21,009)
Decrease/(Increase) in Other Receivable	(137,474)	66,294
Decrease/(Increase) in Inventory	(114,968)	(71,795)
Decrease/(Increase) in Advance to Suppliers	(117,007)	16,460
Increase/(Decrease) in Accounts Payable	(118)	(748)
Increase/(Decrease) in Taxes Payable	35,386	189,807
Increase/(Decrease) in Other Payable	35,775	(78,150)
Increase/(Decrease) in Related Party Payable	52,887	-
Increase/(Decrease) in Accrued Liabilities	40,000	-
Increase/(Decrease) in Customer Deposits	(71,511)	17,444

Total of all adjustments	(403,923)	133,953

	$ (390,095)	$ 655,647

F6

China Teletech Limited
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

1.	The Company and Principal Business Activities

China Teletech Limited, formerly known as Stream Horizon Studios, Inc. (the “Company”), was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001 under the name Infotec Business Strategies, Inc. The Company was formerly a subsidiary of Wavelit, Inc., a Nevada corporation. The Company will be spun off from its parent to the shareholders of Wavelit, Inc where the shareholders of Wavelit, inc. will receive an aggregate of 70,919,945 common shares.  The Company is in the process of submitting a Form S-1 to register the securities that it issue in this transaction. Concurrently, the Company is applying to have its common shares independently quoted on the Over the Counter Bulletin Board Market in the United States of America.

Upon declaration of effectiveness by the US Securities and Exchange Commission of the Form S-1, the Company will enter into reverse merger transaction via a share exchange agreement with China Teletech Limited (“BVI”), formerly known as Sierra Vista Group Limited, a company incorporated in the British Virgin Islands. Under the terms of the share exchange agreement, the Company will issue an aggregate of 170,000,000 shares of common stock to the shareholders of BVI for 100% of the outstanding stock of BVI.

The Company has accounted for the shares exchange transaction between itself and the BVI as a recapitalization of BVI where the Company (the legal acquirer) is considered the accounting acquiree and China Teletech Limited (the legal acquiree) is considered the accounting acquirer. Accordingly, the financial data included in the accompanying consolidated financial statements is that of the accounting acquirer BVI.  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.  Any assets or liabilities of the Company prior to the share exchange transaction were immaterial. The Company is deemed to be a continuation of the business of BVI.

In accordance to accounting for variable interest entities, BVI wholly owns Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”), a company domiciled in the People’s Republic of China.  BVI has entered into four agreements with Mr. Liu Dong and Mr. Zhao Yuan whom beneficially own Shenzhen Rongxin 51% and 49%, respectively.  The four agreements between BVI and Mr. Zhao Yuan and Mr. Liu Dong are as follows:

(1).           Entrusted Management Agreement

Mr. Liu Dong and Zhao Yuan will entrust to BVI the complete and exclusive right to manage the operations of Shenzhen Rongxin.

(2).           Exclusive Option Agreement

F7

Mr. Liu Dong and Zhao Yuan will grant BVI the exclusive right to purchase all the assets and the business of Shenzhen Rongxin whenever legally possible under PRC laws.

(3).           Shareholders' Voting Proxy Agreement

Mr. Liu Dong and Zhao Yuan will give the right to BVI to appoint designees to vote on shareholders matters on behalf of the owners of Shenzhen Rongxin.

(4).           Shares Pledge Agreement

Shenzhen Rongxin will intend to sell it assets to BVI; however, before such transactions can be realized under PRC laws, in order to protect the interest of the shareholders of BVI, the owners of Shenzhen Rongxin will pledge all their ownership to BVI.

BVI has entered into four agreements with Shanghai Classic Group Limited (“Shanghai Classic”), an investment holding company incorporated in the British Virgin Island.  Shanghai classic wholly owns Guangzhou Yueshen Taiyang Network and Technology Co., Ltd. (“Guangzhou Yueshen”), a company domiciled in the People’s Republic of China. The four agreements are detailed below.

(1).           Entrusted Management Agreement

Shanghai Classic Group Limited will entrust to BVI, the complete and exclusive right to manage the operations of Guangzhou Yueshen.

(2).           Exclusive Option Agreement

Shanghai Classic Group Limited will grant BVI the exclusive right to purchase all the assets and the business of Guangzhou Yueshen whenever legally possible under PRC laws.

(3).           Shareholders' Voting Proxy Agreement

Shanghai Classic Group Limited will give the right to BVI to appoint designees to vote on shareholders matters on behalf of the owners of Guangzhou Yueshen.

(4).           Shares Pledge Agreement

Shanghai Classic Group Limited will intend to sell its assets to China Teletech Limited; however, before such transactions can be realized under PRC laws, in order to protect the interest of the shareholders of BVI, the Shanghai Classic Group Limited will pledge all its ownership to BVI

F8

BVI has accounted for Shenzhen Rongxin as wholly owned subsidiary under the rules of accounting for variable interest entities.

Under the foregoing agreements between BVI and the owners of Shenzhen Rongxin and Guangzhou Yueshen, and the anticipated share exchange between the Company and BVI, the will effectively take on all the rights and privileges of beneficial ownerships of Shenzhen Rongxin and  Guangzhou Yueshen.

Business

The Company will conduct its primary business operations through its indirectly wholly owned operating subsidiaries: (a) Shenzhen Rongxin and (b) Guangzhou Yueshen.

Shenzhen Rongxin’s primary business is the wholesale and distribution of mineral water.  Shenzhen Rongxin is the exclusive supplier of Tibet Glacial 5100 spring water to the Guangdong Province of PRC, which currently has a population of approximately 110 million people.

Guangzhou Yueshen is principally engaged in the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones, and cellular phone accessories in Guangzhou City in the PRC.  Guangzhou Yueshen sells to wholesalers, retailers, and end users.

2.	Summary of Significant Accounting Policies

(A)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(B)	Consolidation

The consolidated financial statements include all the accounts of the Company and its two wholly-owned subsidiaries. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

As of December 31, 2008, the detailed identities of the consolidated subsidiaries are as follows:-

F9

Name of Entities	Date of Incorporation	Place of Incorporation	Attributable Equity Interest	Registered Capital
Sierra Vista Group Limited	1/20/2008	BVI	100%	USD 10
Shenzhen Rongxin	11/21/1996	PRC	100%	RMB 10,000,000
Guangzhou Yueshen	4/19/2004	PRC	100%	HKD 1,200,000

(C)	Use of Estimates

In the preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

(D)	Cash and Cash Equivalent

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(E)	Investment in Equity Securities

The cost method of accounting is used to account for the Company’s investment in equity securities for which the Company had less than 20% controlling equity interest. Controlling equity interest for the Company is typically a position of more than 50% beneficial ownership.

In the consolidated balance sheets, investments in equity securities are stated at their fair market value. Any unrealized gain or loss are reported on the consolidated statements of stockholders’ equity.

(F)	Accounts Receivable – Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

(G)	Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market

F10

value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions. The inventories include bottles of mineral water, prepaid mineral water cards, rechargeable phone cards, prepaid subway tickets, and mobile phones.

(H)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of goods. The advances to suppliers are interest free and unsecured.

(I)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized.  When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.
Property, plant, and equipment are depreciated using the straight-line method over their estimated useful life with a 10% salvage value.  Their useful lives are as follows:

Fixed Assets Classification	Useful Lives
Office Equipment	3 Years
Furniture & Fixture	3 Years
Motor Vehicles	10 Years

(J)	Customer Deposits

Customer Deposit represents the money the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

(K)	Statutory Reserve

Statutory reserve refer to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operation. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equalling 50% of the enterprise’s capital.

F11

(L)	Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  The Company’s current components of other comprehensive income are unrealized gain or loss in investment and the foreign currency translation adjustment.

(M)	Recognition of Revenue

Guangzhou Yueshen establishes retail outlets in Guangzhou city for the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories. Revenue from the sale of Yueshen’s products is recognized on the transfer of risk and ownership, which generally coincides with the time when the goods are delivered to customers and the titles have been passed. Prepayments by customer for phone cards, subway tickets and cellular phone are presented as customer deposit.

Shenzhen Rongxin establishes network in Guangdong Province for the resale of Tibet 5100 mineral water products. Revenue from the sale of mineral water is recognized when goods are delivered to customers or loaded on customers’ pick-up trucks and the titles have been passed.

Neither Guangzhou Yueshen nor Shenzhen Rongxin has any refund policies for the return of goods.

(N)	Cost of Sales

Guangzhou Yueshen’s cost of sales is primarily comprised of cost of goods, and other purchasing and receiving overhead costs.

Shenzhen Rongxin’s cost of sales consists of cost of mineral water, inbound freight, warehouse cost, and outbound freight.

(O)	Selling Expenses

Selling expenses include outbound freight, salaries of the sales force, client entertainment, commissions, advertising, and office rental expenses.

F12

(P)	General & Administrative Expenses

General and administrative expenses comprised of executive compensation, general overhead such as the finance department and administrative staff, depreciation expenses, travel and lodging, meals and entertainment, utility, and research and development expenses.

(Q)	Advertising Expense

Costs related to advertising and promotion expenditures are expensed as incurred during the year.  Advertising costs are charged to selling expense

(R)	Retirement Benefits

Full-time employees of the Company are entitled to staff welfare benefits including Medicare, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. Costs related to the retirement benefits are charged to the Company’s statements of operations as incurred.

(S)	Income Tax

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In respect of the Company and its subsidiaries domiciled and operated in the British Virgin Islands and People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
China Teletech Limited	USA	0.00% - 39.00%
China Teletech Limited	BVI	0.00%
Shenzhen Rongxin	PRC	25.00%
Guangzhou Yueshen	PRC	25.00%

F13

(T)	Foreign Currency Translation

The Company’s two operating subsidiaries Shenzhen Rongxin and Guangzhou Yueshen maintain their financial statements in the functional currency, which is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of Shenzhen Rongxin and Guangzhou Yueshen, which are prepared using the functional currency, have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	2009	2008
Year end RMB : US$ exchange rate	6.8372	6.8542
Average yearly RMB : US$ exchange rate	6.8409	6.9623

Year end HKD : US$ exchange rate	7.7551	7.7507
Average yearly HKD : US$ exchange rate	7.7522	7.7874

(U)	Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (" SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values.  SFAS 159 is effective for fiscal years after November 15, 2007.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

F14

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees”, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  The

F15

provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

Management of the Company does not anticipate that the adoption of these seven standards will have a material impact on these consolidated financial statements.

3.	Accounts Receivable

Accounts receivable at December 31, consisted of the following:-

	12/31/2009	12/31/2008

Accounts Receivable - Trade	$ -	$ 21,009
Less: Allowance for Doubtful Accounts		-
Net Accounts Receivable	$ -	$ 21,009

Aging Analysis	12/31/2009	12/31/2008

0-30 Days	$ -	$ -
30-60 Days	-	21,009
Over 60 Days	-	-
	$ -	$ 21,009

4.	Other Receivable

	12/31/2009	12/31/2008

Shenzhen Shengqing Technology Co., Ltd.	$ 11,862	$ -
Beijing Xin Century Co., Ltd.	1,936	-
Tangcheng Longsheng Cell Phone Co., Ltd.	3,803	-
Mr. Xu	119,874	-
JinJing Co., Ltd.	105,306	-
Shenzhen Ziyang Investment Consultant Co., Ltd.	41,859	-
	$ 284,639	$ -

All the loans to above were unsecured and interest free.

F16

5.	Property, Plant, and Equipment

		Accumulated
12/31/2009	Cost	Depreciation	Net
Office Equipment	$ -	$ -	$ -
Furniture & Fixture	14,622	(10,960)	3,662
Motor Vehicles	24,864	-	24,864
	$ 39,486	$ (10,960)	$ 28,526

		Accumulated
12/31/2008	Cost	Depreciation	Net
Office Equipment	$ 4,083	$ (3,874)	$ 209
Furniture & Fixture	34,352	(20,927)	13,425
Motor Vehicles	30,974	(11,342)	19,632
	$ 69,409	$ (36,143)	$ 33,266

6.	Related Party Payable

Related party payable $52,887 consisted of $7,835 and $45,052 payables to the owners of Shenzhen Rongxin Mr. Liu Dong’s brother Mr. Liu Yong and Mr. Zhao Yuan respectively. The outstanding payables do not bear any interest or collateral. There is no impact to the Company’s earnings for the year ended December 31, 2009.

F17

7.	Statutory Reserve Commitment

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

	12/31/2009	12/31/2008

PRC Subsidiaries Registered Capital
Shenzhen Rongxin	$ 1,206,753	$ 1,206,753
Guangzhou Yueshen	153,502	153,502

Statutory Reserve Ceiling based on 50% of PRC Registered Capital	680,128	680,128

Less: Retained Earnings appropriated to Statutory Reserve	-	-

Reserve Commitment Outstanding	$ 680,128	$ 680,128

F18

8.	Operating Segments

The Company individually tracks the performance of its operating subsidiaries Shenzhen Rongxin and Guangzhou Yueshen. Shenzhen Rongxin’s business activities involve the trading of mineral water and wines. Guangzhou Yueshen is primarily engaged in distribution of prepaid phone cards and subway tickets.

Below is a presentation of the Company’s financial position and operation results for its operating subsidiaries as of December 31, 2009 and 2008, and for the years then ended.

Financial Position
As of
12/31/2009	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Current Assets	$ 386,451	$ 165,622	$ 121,881	$ 317,118	$ 1,183	$ 992,255
Non-Current Assets	11,210	4,804	3,536	9,199	34	28,784
Total Assets	397,661	170,426	125,416	326,318	1,217	1,021,039

Current Liabilities	158,484	67,922	49,983	130,050	485	406,924
Non-Current Liabilities	-	-	-	-	-	-
Total Liabilities	158,484	67,922	49,983	130,050	485	406,924

Net Assets	239,178	102,505	75,433	196,267	732	614,115

Total Liabilities
& Net Assets	$ 397,661	$ 170,426	$ 125,416	$ 326,318	$ 1,217	$ 1,021,039

Results of Operations
For the year ended
12/31/2009	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Revenue	$ 7,057,398	$ 3,024,599	$ 212,380	$ 450,626	$ 58,455	$ 10,803,459
Cost of Goods sold	6,897,664	2,956,142	162,002	319,550	57,966	10,393,324
Gross Profit	159,734	68,458	50,378	131,077	489	410,135

Operating Expense	(141,074)	(60,460)	(44,493)	(115,764)	(432)	(362,223)
Operating Profit	18,660	7,997	5,885	15,312	57	47,912

Other Income	302	129	95	248	1	775
Earnings before Tax	18,962	8,127	5,980	15,560	58	48,687
Income Tax Expense	(13,576)	(5,818)	(4,282)	(11,141)	(42)	(34,859)

Net Income	$ 5,386	$ 2,308	$ 1,699	$ 4,419	$ 16	$ 13,828

F19

Financial Position
As of
12/31/2008	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Current Assets	$ 322,927	$ 31,311	$ 516,766	$ -	$ -	$ 871,004
Non-Current Assets	12,333	1,196	19,737	-	-	33,266
Total Assets	335,260	32,507	536,503	-	-	904,270

Current Liabilities	116,604	11,306	186,596	-	-	314,505
Non-Current Liabilities	-	-	-	-	-	-
Total Liabilities	116,604	11,306	186,596	-	-	314,505

Net Assets	218,657	21,201	349,907	-	-	589,765

Total Liabilities
& Net Assets	$ 335,260	$ 32,507	$ 536,503	$ -	$ -	$ 904,270

Results of Operations
For the year ended
12/31/2008	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Revenue	$18,056,300	$ 673,716	$ 1,542,771	$ -	$ -	$ 20,272,787
Cost of Goods sold	17,722,252	641,327	1,008,208	-	-	19,371,787
Gross Profit	334,048	32,389	534,563	-	-	901,000

Operating Expense	(71,355)	(6,918)	(114,186)	-	-	(192,460)
Operating Profit	262,693	25,470	420,377	-	-	708,540

Other Income	5	1	8	-	-	14
Earnings before Tax	262,698	25,471	420,385	-	-	708,554

Income Tax Expense	(69,279)	(6,717)	(110,864)	-	-	(186,860)

Net Income	$ 193,419	$ 18,754	$ 309,521	$ -	$ -	$ 521,694

The Company’s chief operating decision maker determines performance based on net income. Because the effect of income tax on each segment bears great importance, decision maker will pay attention to income tax.

F20

9.	Concentration of Risk

Shenzhen Rongxin is subject to supply shortage risk because it purchases of mineral water for resale is sourced from a single vendor, Tibet Glacial Mineral Water Co., Ltd. (“Tibet Glacial”). On October 8, 2007, Shenzhen Rongxin entered into purchase agreement whereby Tibet Glacial would provide spring water at fixed price until January 1, 2009 and in return, Shenzhen Rongxin needed to consume no less than 140,000 trunks of bottle water per year. However, the Company’s operation result is correlated with Tibet Glacial’s availability to supply.

10.	Economic, Political, and Legal Risks

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the economic, political, legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

11.	Spin-off

Stream Horizons Studio, Inc. was engaged in the production of video for broadcast over the internet. The following tabulation summarizes its financial position and operation result as of and for the period ended July 31, 2009 following the spin-off from Wave-lit, Inc.

Stream Horizons Studio, Inc.
Condensed Balance Sheet		Condensed Statement of Income

Assets		Sales revenue	$ -
Current assets	$ -	Cost of sales	-
Non-current assets	-	Gross Profit	-
Total assets	-
		Other income	757,095
Liabilities
Current liabilities	-	Income tax	-
Total liabilities	-
		Net Income	$ 757,095

F21

Stockholders' Equity
Common Stock	$ -
Additional Paid in Capital	89,111
Accumulated Other Comprehensive Income	148,551
Retained Earnings	(237,662)
Total Stockholders' Equity	$ -

For the purpose of the presentation of the financial statements of Company as a continuation of business under BVI, the Company has not included the results of operations for Stream Horizon up to and the end of July 31 2009 as shown above.

F22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CHINA TELETECH LIMITED /s/ Henry Liguori By: Henry Liguori Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Henry Liguori By: Henry Liguori	Chief Executive Officer Chief Financial Officer Principal Accounting Officer	June 8, 2010