Form 10-Q
period 2010-03-31
China Teletech Ltd
filed 2010-06-14
CIK 1473652

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

China Teletech Limited

British Columbia	000-53372	27-1011540
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

Room A, 20/F, International Trade Residential and Commercial Building Nanhu Road, Shenzhen, China
(Address of principal executive offices)

(86) 755-82204422
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2010, there were 240,919,945 shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

China Teletech Limited

Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Stated in US Dollars)

China Teletech Limited

Contents	Pages

Report of Independent Registered Public Accounting Firm	A1

Consolidated Balance Sheets	A2

Consolidated Statements of Operations	A3

Consolidated Statements of Changes in Stockholders’ Equity	A4

Consolidated Statements of Cash Flows	A5 – A6

Notes to Consolidated Financial Statements	A7 – A24

To:           The Board of Directors and Stockholders
China Teletech Limited

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Teletech Limited as of March 31, 2010 and December 31 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with United States generally accepted accounting principles.

South San Francisco, California                                                                  Samuel H. Wong & Co., LLP
April 30, 2010                                                                                                Certified Public Accountants

A1

China Teletech Limited
Consolidated Balance Sheets
As of March 31, 2010 and December 31 2009
(Stated in US Dollars)

ASSETS	Notes	3/31/2010	12/31/2009
Current Assets
Cash and Cash Equivalents	2D	$ 382,839	$ 337,490
Other Receivable	3	300,776	284,639
Inventories	2F	350,865	253,118
Advances to Suppliers	2G	-	117,008
Total Current Assets		1,034,480	992,255

Non-Current Assets
Other Asset		258	258
Property, Plant & Equipment, net	2H,4	27,125	28,526
TOTAL ASSETS		$ 1,061,863	$ 1,021,039

LIABILITIES
Current Liabilities
Accounts Payable		$ 2,099	$ 2,116
Taxes Payable		233,931	225,197
Other Payable		95,515	86,724
Related Party Payable	5	75,202	52,887
Accrued Liabilities		28,000	40,000
Total Current Liabilities		434,747	406,924
TOTAL LIABILITIES		$ 434,747	$ 406,924

STOCKHOLDERS' EQUITY
Preferred Stock ($0.000 par value, 10,000,000 shares authorized, 0 share issued and outstanding at March 31, 2010 and December 31 2009)		$ -	$ -
Common Stock ($0.000 par value, 250,000,000 shares authorized, 240,919,945 issued and outstanding at March 31, 2010 and December 31 2009)		-	-
Additional Paid in Capital		1,410,256	1,410,256
Statutory Reserve	2J,6	-	-
Retained Earnings		(903,053)	(915,942)
Accumulated Other Comprehensive Income	2K	119,913	119,801
TOTAL STOCKHOLDERS' EQUITY		627,116	614,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 1,061,863	$ 1,021,039

See Notes to Consolidated Financial Statements and Accountant’s Report
A2

China Teletech Limited
Consolidated Statements of Operations
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	Notes	3/31/2010	3/31/2009
Revenues
Sales	2L	$ 3,334,185	$ 2,111,061
Cost of Sales	2M	3,234,336	2,043,320
Gross Profit		99,849	67,741

Operating Expenses
Selling Expenses	2N	17,159	8,709
General & Administrative Expenses	2O	61,136	38,485
Total Operating Expense		78,295	47,194

Operating Income/(Loss)		21,554	20,547

Other Income (Expenses)
Other Income		39	-
Other Expenses		(53)	-
Interest Income		3	-
Interest Expense		-	(13)
Total Other Income/(Expense)		(11)	(13)

Earnings before Income Tax		21,543	20,534

Income Tax	2R, 8	8,654	4,442

Net Income		$ 12,889	$ 16,092

Earnings per share
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average shares outstanding
Basic	240,919,945	240,919,945
Diluted	240,919,945	240,919,945

See Notes to Consolidated Financial Statements and Accountant’s Report

A3

China Teletech Limited
Consolidated Statements of Changes in Stockholders’ Equity
For the three-month period ended March 31, 2010 and the year ended December 31 2009
(Stated in US Dollars)

								Accumulated
	Number		Number		Additional			Other
	of	Preferred	of	Common	Paid in	Statutory	Retained	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Reserve	Earnings	Income	Total
Balance at January 1, 2009	-	-	240,919,945	$-	$1,410,256	$ -	$(929,770)	$ 109,279	$ 589,765
Net Income			-	-	-	-	13,828	-	13,828
Appropriations of Retained Earnings			-	-	-	-	-	-	-
Distribution of Dividends			-	-	-	-	-	-	-
Unrealized Gain/(Loss) in Investment			-	-	-	-	-	9,004	9,004
Foreign Currency Translation Adjustment			-	-	-	-	-	1,518	1,518
Balance at December 31, 2009	-	-	240,919,945	$ -	$ 1,410,256	$ -	$ (915,942)	$ 119,801	$ 614,115

Balance at January 1, 2010	-	-	240,919,945	$ -	$ 1,410,256	$ -	$(915,942)	$ 119,801	$ 614,115
Net Income			-	-	-	-	12,889	-	12,889
Appropriations of Retained Earnings			-	-	-	-	-	-	-
Distribution of Dividends			-	-	-	-	-	-	-
Unrealized Gain/(Loss) in Investment			-	-	-	-	-	-	-
Foreign Currency Translation Adjustment			-	-	-	-	-	112	112
Balance at March 31, 2010	-	-	240,919,945	$ -	$1,410,256	$-	$ (903,053)	$119,913	$627,116
		Comprehensive Income
		12/31/2009		3/31/2010		Total
Net Income		$ 13,828		$ 12,889		$ 26,717
Unrealized Gain/(Loss) in Investment		9,004		-		9,004
Foreign Currency Translation Adjustment		1,518		112		1,630
		$ 24,350		$ 13,001		$ 37,351

See Notes to Consolidated Financial Statements and Accountant’s Report
A4

China Teletech Limited
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2010 and 2009
 (Stated in US Dollars)

	3/31/2010	3/31/2009
Cash Flows from Operating Activities
Cash Received from Customers	$ 3,318,048	$ 1,741,230
Cash Paid to Suppliers & Employees	(3,270,805)	(2,135,086)
Interest Received	3	-
Interest Paid	-	(13)
Taxes Paid	(2,044)	1
Miscellaneous Receipts	39	-

Cash Sourced from/(Used) in Operating Activities	45,241	(393,868)

Cash Flows from Investing Activities
Purchases of Property, Plant, and Equipment	-	(87)
Cash Sourced from/(Used) in Investing Activities	-	(87)

Cash Flows from Financing Activities
Cash Sourced from/(Used) in Financing Activities	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	$ 45,241	$ (393,955)

Effect of Other Comprehensive Income	108	740

Cash & Cash Equivalents at Beginning of Period	337,490	709,791

Cash & Cash Equivalents at End of Period	$ 382,839	$ 316,577

See Notes to Consolidated Financial Statements and Accountant’s Report

A5

China Teletech Limited
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	3/31/2010	3/31/2009

Net Income	$ 12,889	$ 16,092

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Depreciation	1,353	2,955
Net Loss on Disposal of Property, Plant and Equipment	53	-
Decrease/(Increase) in Accounts Receivable	-	14,582
Decrease/(Increase) in Other Receivable	(16,137)	(379,806)
Decrease/(Increase) in Inventory	(97,747)	(57,462)
Decrease/(Increase) in Advance to Suppliers	117,007	(12,957)
Increase/(Decrease) in Accounts Payable	(17)	3
Increase/(Decrease) in Taxes Payable	8,734	4,677
Increase/(Decrease) in Other Payable	8,791	22,656
Increase/(Decrease) in Related Party Payable	22,315	-
Increase/(Decrease) in Accrued Liabilities	(12,000)	-
Increase/(Decrease) in Customer Deposits	-	(4,608)

Total of all adjustments	32,352	(409,960)

Cash Sourced from/(Used) in Operation	$ 45,241	$ (393,868)

See Notes to Consolidated Financial Statements and Accountant’s Report

A6

China Teletech Limited
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

1.	The Company and Principal Business Activities

China Teletech Limited, formerly known as Stream Horizon Studios, Inc. (the “Company”), was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001.  The Company was formerly a subsidiary of Wavelit, Inc., a Nevada corporation. The Company will be spun off from its parent to the shareholders of Wavelit, Inc where the shareholders of Wavelit, Inc. will receive an aggregate of 70,919,945 common shares.  The Company is in the process of submitting a Form S-1 to register the securities that it will issue in this transaction. Concurrently, the Company is applying to have its common shares independently quoted on the Over the Counter Bulletin Board Market in the United States of America.

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

The Company has accounted for the shares exchange transaction between itself and BVI as a recapitalization of BVI where the Company (the legal acquirer) is considered the accounting acquiree and BVI (the legal acquiree) is considered the accounting acquirer. Accordingly, the financial data included in the accompanying consolidated financial statements is that of the accounting acquirer BVI.  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.  Any assets or liabilities of the Company prior to the share exchange transaction were immaterial. The Company is deemed to be a continuation of the business of BVI.

In accordance with the accounting rules for variable interest entities, BVI has accounted for Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”), a company domiciled in the People’s Republic of China, as a wholly owned subsidiary.  BVI has entered into four agreements with Mr. Liu Dong and Mr. Zhao Yuan who beneficially own Shenzhen Rongxin 51% and 49%, respectively.  The four agreements between BVI and Mr. Zhao Yuan and Mr. Liu Dong are as follows:

 (1).           Entrusted Management Agreement

Mr. Liu Dong and Zhao Yuan will entrust to BVI the complete and exclusive right to manage the operations of Shenzhen Rongxin.

(2).           Exclusive Option Agreement

Mr. Liu Dong and Zhao Yuan will grant BVI the exclusive right to purchase all the assets and the business of Shenzhen Rongxin whenever legally possible under PRC laws.

A7

 (3).           Shareholders' Voting Proxy Agreement

Mr. Liu Dong and Zhao Yuan will give the right to BVI to appoint designees to vote on shareholders’ matters on behalf of the owners of Shenzhen Rongxin.

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

(1).           Entrusted Management Agreement

Shanghai Classic will entrust to BVI, the complete and exclusive right to manage the operations of Guangzhou Yueshen.

(2).           Exclusive Option Agreement

Shanghai Classic will grant BVI the exclusive right to purchase all the assets and the business of Guangzhou Yueshen whenever legally possible under PRC laws.

(3).           Shareholders' Voting Proxy Agreement

Shanghai Classic will give the right to BVI to appoint designees to vote on shareholders’ matters on behalf of the owners of Guangzhou Yueshen.

(4).           Shares Pledge Agreement

Shanghai Classic will intend to sell its assets to BVI; however, before such transactions can be realized under PRC laws, in order to protect the interest of the shareholders of BVI, Shanghai Classic will pledge all its ownership to BVI

BVI has accounted for Shenzhen Rongxin as a wholly owned subsidiary under the accounting rules for variable interest entities.

Under the foregoing agreements between BVI and the owners of Shenzhen Rongxin and Guangzhou Yueshen, and the anticipated share exchange between the Company and BVI, BVI will effectively take on all the rights and privileges of beneficial ownership of Shenzhen Rongxin and Guangzhou Yueshen.
A8

Business

The Company conducts its primary business operations through its indirectly wholly owned operating subsidiaries: (a) Shenzhen Rongxin and (b) Guangzhou Yueshen.

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

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(B)	Consolidation

The consolidated financial statements include all the accounts of the Company and its two indirectly wholly-owned subsidiaries. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

As of March 31, 2010, the detailed identities of the consolidated subsidiaries are as follows:-

Name of Entities	Date of Incorporation	Place of Incorporation	Attributable Equity Interest	Registered Capital
China Teletech Limited, formerly known as Sierra Vista Group Limited	1/20/2008	BVI	100%	USD 10
Shenzhen Rongxin	11/21/1996	PRC	100%	RMB 10,000,000
Guangzhou Yueshen	4/19/2004	PRC	100%	HKD 1,200,000

A9

(C)	Use of Estimates

In the preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years.  These accounts and estimates include, but are not limited to, the valuation of receivables and inventories, and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

(D)	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(E)	Accounts Receivable – Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

(F)	Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions. The inventories include bottles of mineral water and wine, prepaid mineral water cards, rechargeable phone cards, prepaid subway tickets, and mobile phones.

(G)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of goods. The advances to suppliers are interest free and unsecured.

A10

(H)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized.  When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Property, plant, and equipment are depreciated using the straight-line method over their estimated useful life with 20% and 10% salvage values on furniture & fixture and motor vehicles respectively.  Their useful lives are as follows:

Fixed Assets Classification	Useful Lives
Furniture & Fixture	4 Years
Motor Vehicles	10 Years

(I)	Customer Deposits

Customer deposits represent money that the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

(J)	Statutory Reserve

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

(K)	Comprehensive Income

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
A11

(L)	Recognition of Revenue

Guangzhou Yueshen establishes retail outlets in Guangzhou city for the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories. Revenue from the sale of Yueshen’s products is recognized on the transfer of risk and ownership, which generally coincides with the time when the goods are delivered to customers and the titles have been passed. Prepayments by customers for phone cards, subway tickets and cellular phone are presented as customer deposits.

Shenzhen Rongxin establishes network in Guangdong Province for the resale of Tibet 5100 mineral water products and wine. Revenue from the sale of mineral water and wine is recognized when goods are delivered to customers or loaded on customers’ pick-up trucks and the titles have been passed.

Neither Guangzhou Yueshen nor Shenzhen Rongxin has any refund policies for the return of goods.

(M)	Cost of Sales

Guangzhou Yueshen’s cost of sales is primarily comprised of cost of goods, and other purchasing and receiving overhead costs.

Shenzhen Rongxin’s cost of sales consists of cost of mineral water and wine, inbound freight, warehouse cost, and outbound freight.

(N)	Selling Expenses

Selling expenses include outbound freight, salaries of the sales force, client entertainment, commissions, advertising, and office rental expenses.

(O)	General & Administrative Expenses

General and administrative expenses are comprised of executive compensation, general overhead such as the finance department and administrative staff, depreciation, travel and lodging, meals and entertainment and utility.

(P)	Advertising Expense

Costs related to advertising and promotion expenditures are expensed as incurred.  Advertising costs are charged to selling expenses.
A12

(Q)	Retirement Benefits

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

(R)	Income Tax

The Company uses the accrual method of accounting to determine and report its income taxes for the period in which they are available. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In respect of the Company and its subsidiaries domiciled and operated in the British Virgin Islands and People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
China Teletech Limited	Canada	28.50%
China Teletech Limited	BVI	0.00%
Shenzhen Rongxin	PRC	25.00%
Guangzhou Yueshen	PRC	25.00%

(S)	Foreign Currency Translation

The Company’s two operating subsidiaries Shenzhen Rongxin and Guangzhou Yueshen maintain their financial statements in the functional currency, which is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective period.

A13

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

Exchange Rates	03/31/10	12/31/09	03/31/09
Period end RMB : US$ exchange rate	6.8361	6.8372	6.8456
Average period RMB : US$ exchange rate	6.8360	6.8409	6.8466

Period end HKD : US$ exchange rate	7.7647	7.7551	7.7505
Average period HKD : US$ exchange rate	7.7639	7.7522	7.7548

(T)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, other receivable, advances to suppliers, accounts payable, other payable, and related party payable. The recorded values of cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, accounts payable, other payable, related party payable approximate their fair values due to their short-term nature.

(U)	Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 does not significantly change the types of subsequent events that an entity reports, but it requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual reporting requirements ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB

A14

Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on the financial position, results of operations or cash flows of the Company.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period subsequent to August 2009 and the adoption of this update did not to have a material impact on the financial position, results of operations, or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate 71 deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use vendor-specific objective evidence (“VSOE”) or third-party evidence

A15

of a selling price to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on VSOE if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. The Company does not believe that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of

A16

assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

3.	Other Receivable

	3/31/2010	12/31/2009

Shenzhen Shengqing Technology Co., Ltd.	$14,789	$11,861
Beijing Xin Century Co., Ltd.	1,936	1,936
Tangcheng Longsheng Cell Phone Co., Ltd.	3,803	3,803
Mr. Xu	119,893	119,874
JinJing Co., Ltd.	105,323	105,306
Shenzhen Ziyang Investment Consultant Co., Ltd.	41,866	41,859
China Telecom Corporation Limited Settlement Center	4,389	-
Guangzhou Huantong Telecom Technology and Consultant Services, Ltd	146	-
Guangzhou Yueshen Electron and Technology Company Limited	8,631	-

	$300,776	$284,639

All of the other receivable is unsecured and interest free.

A17

4.	Property, Plant, and Equipment

Accumulated
03/31/2010	Cost	Depreciation	Net
Furniture & Fixture	$ 12,345	$ (9,529)	$ 2,816
Motor Vehicles	24,868	(559)	24,309
	$ 37,213	$ (10,088)	$ 27,125

Accumulated
12/31/2009	Cost	Depreciation	Net
Furniture & Fixture	$ 14,622	$ (10,960)	$ 3,662
Motor Vehicles	24,864	-	24,864
	$ 39,486	$ (10,960)	$ 28,526

5.           Related Party Payable

	03/31/2010	12/31/2009

Mr. Liu Dong, shareholder of Shenzhen Rongxin	$ 22,309	$ -
Mr. Liu Yong, brother of Mr. Liu Dong	7,841	7,835
Mr. Zhao Yuan, shareholder of Shenzhen Rongxin	45,052	45,052
	$ 75,202	$ 52,887

The outstanding related party payables do not bear any interest or collateral and are repayable on demand.  There is no impact to the Company’s earnings for the three-month period ended March 31, 2010 and for the year ended December 31, 2009.

A18

6.	Statutory Reserve Commitment

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

	03/31/2010	12/31/2009

PRC Subsidiaries Registered Capital
Shenzhen Rongxin	$ 1,206,753	$ 1,206,753
Guangzhou Yueshen	153,502	153,502

Statutory Reserve Ceiling based on 50% of PRC Registered Capital	680,128	680,128

Less: Retained Earnings appropriated to Statutory Reserve	-	-

Reserve Commitment Outstanding	$ 680,127	$ 680,127

7.	Operating Segments

The Company individually tracks the performance of its operating subsidiaries Shenzhen Rongxin and Guangzhou Yueshen. Shenzhen Rongxin’s business activities involve the trading of mineral water and wine. Guangzhou Yueshen is primarily engaged in distribution of prepaid phone cards and subway tickets.

Below is a presentation of the Company’s financial position and operation results for its operating subsidiaries as of March 31, 2010 and December 31 2009, and for the three-month periods ended March 31, 2010 and 2009.

A19

Financial Position
As of
03/31/2010	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Current Assets	$528,872	$27,889	$47,660	$428,943	$1,116	$ 1,034,480
Non-Current Assets	23,302	1,216	282	2,534	49	27,383
Total Assets	552,174	29,105	47,942	431,477	1,165	1,061,863

Current Liabilities	237,489	12,526	18,423	165,808	501	434,747
Non-Current Liabilities	-	-	-	-	-	-
Total Liabilities	237,489	12,526	18,423	165,808	501	434,747

Net Assets	314,685	26,579	29,519	265,669	664	627,116

Total Liabilities
& Net Assets	$552,174	$29,105	$47,942	$431,477	$1,165	$1,061,863

Results of Operations
For the three-month period ended
03/31/2010	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Revenue	$2,499,378	$128,978	$64,610	$635,822	$5,397	$3,334,185
Cost of Goods sold	2,463,216	123,976	59,069	582,651	5,424	3,234,336
Gross Profit	36,162	5,002	5,541	53,171	(27)	99,849

Operating Expenses	28,357	3,923	4,344	41,693	(22)	78,295
Operating Profit	7,805	1,079	1,197	11,478	(5)	21,554

Other Income	(4)	(1)	(1)	(5)	-	(11)
Earnings before Tax	7,801	1,078	1,196	11,473	(5)	21,543
Income Tax Expense	3,134	434	480	4,608	(2)	8,654

Net Income/(Loss)	$4,667	$644	$716	$6,865	$(3)	$12,889

A20

Financial Position
As of
12/31/2009	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Current Assets	$ 386,451	$ 165,622	$ 121,881	$ 317,118	$ 1,183	$ 992,255
Non-Current Assets	11,210	4,804	3,536	9,199	34	28,784
Total Assets	397,661	170,426	125,416	326,318	1,217	1,021,039

Current Liabilities	158,484	67,922	49,983	130,050	485	406,924
Non-Current Liabilities	-	-	-	-	-	-
Total Liabilities	158,484	67,922	49,983	130,050	485	406,924

Net Assets	239,178	102,505	75,433	196,267	732	614,115

Total Liabilities
& Net Assets	$ 397,661	$ 170,426	$ 125,416	$ 326,318	$ 1,217	$ 1,021,039

Results of Operations
For the three-month period ended
03/31/2009	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Revenue	$1,927,669	$64,019	$84,833	$11,375	$23,183	$2,111,061
Cost of Goods sold	1,891,824	60,971	60,248	7,098	23,179	2,043,320
Gross Profit	35,845	3,048	24,585	4,259	4	67,741

Operating Expenses	(24,970)	(2,124)	(17,129)	(2,968)	(3)	47,194
Operating Profit	10,875	924	7,456	1,291	1	20,547

Other Income	(6)	(1)	(5)	(1)	-	(13)
Earnings before Tax	10,869	923	7,451	1,290	1	20,534

Income Tax Expense	(2,351)	(200)	(1,612)	(279)	-	4,442

Net Income	$ 8,518	$ 723	$ 5,839	$ 1,011	$ 1	$ 16,092

A21

8. Income Taxes

All of the Company’s operations are in the People’s Republic of China (“PRC”), and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.  The provision for income taxes for PRC sourced net income amounted to $8,654 and $4,442 for the three-month periods ended March 31 2010 and 2009, respectively.

Income before taxes consists of the following:

	March 31, 2010	March 31, 2009
Income (loss) before taxes:
Canada	$-	$-
BVI	(13,074)	(711)
PRC	34,617	21,245
Total income before taxes	$21,543	$20,534

Provision for taxes:
Current:
Canadian Federal	-	-
Canadian Provincial	-	-
PRC	8,654	4,442
	$8,654	$4,442

Deferred:
Canadian Federal	-	-
Canadian Provincial	-	-
PRC	-	-
	-	-
Total provision for taxes	$8,654	$4,442
Effective tax rate	40.17%	21.63%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities have not been accrued as at March 31, 2010 and December 31, 2009 because the accounting bases of assets and liabilities approximate their tax values and because the Company’s tax loss arose from BVI where the income tax rate is nil.

A22

The differences between the Canadian income tax rates and the Company's effective tax rate for the three-month periods ended March 31, 2010 and 2009 are shown in the following table:

	March 31, 2010	March 31, 2009
Canadian income tax rates	28.50%	29.50%
Lower rates in PRC, net	-3.50%	-4.50%
Effect of deferred income taxes	15.17%	-3.37%
Effective tax rate	40.17%	21.63%

8.	Concentration Risk

Shenzhen Rongxin is subject to supply shortage risk because its purchases of mineral water for resale are sourced from a single vendor, Tibet Glacial Mineral Water Co., Ltd. (“Tibet Glacial”). On January 1, 2009, Shenzhen Rongxin entered into a purchase agreement whereby Tibet Glacial would provide spring water at fixed price until December 31, 2012 and in return, Shenzhen Rongxin needed to consume no less than 140,000 trunks of bottle water per year.

9.	Economic, Political, and Legal Risks

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

A23

10.	Spin-off

Stream Horizons Studio, Inc. is engaged in the production of video for broadcast over the internet. The following table summarizes its financial position and operating result as of and for the period ended July 31, 2009 following the spin-off from Wave-lit, Inc.

Stream Horizons Studio, Inc.
Condensed Balance Sheet		Condensed Statement of Income

Assets		Sales revenue	$ -
Current assets	$ -	Cost of sales	-
Non-current assets	-	Gross Profit	-
Total assets	-	Other income	757,095
Liabilities		Income tax	-
Current liabilities	-	Net Income	$ 757,095
Total liabilities	$ -

Stockholders' Equity
Common Stock	$ -
Additional Paid in Capital	89,111
Accumulated Other Comprehensive Income	148,551
Retained Earnings	(237,662)
Total Stockholders' Equity	$ -

For the purpose of the presentation of the financial statements of the Company as a continuation of business under BVI, the Company has not included the results of operations for Stream Horizon up to and the end of July 31 2009 as shown above. No transaction occurred between July 31, 2009 and March 31, 2010.

A24

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ORPLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Shenzhen Rongxin’s primary business is the wholesale and distribution of mineral water as well as trading of wine. Shenzhen Rongxin’s is the exclusive supplier of Tibet Glacial 5100 spring water to the Guangdong Province of China which has a population of approximately 110 million. (Source – Guangdong population: People’s Government of Guangdong Province http://www.gd.gov.cn/,  http://en.wikipedia.org/wiki/Guangdong#Demographics)

Business Strategy

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

Critical Accounting Policies

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles. The company has elected a December 31, year-end.

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

Consolidation

The consolidated financial statements include all the accounts of the Company and its three wholly-owned subsidiaries. Inter-company transactions, such as sales, cost of sales, due to / due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

As of March 31, 2010, the detailed identities of the consolidated subsidiaries are as follows:

Name of Entities	Date of Incorporation	Place of Incorporation	Attributable Equity Interest	Registered Capital
China Teletech Limited, formerly known as Sierra Vista Group Limited	1/20/2008	BVI	100%	USD 10
Shenzhen Rongxin	11/21/1996	PRC	100%	RMB 10,000,000
Guangzhou Yueshen	4/19/2004	PRC	100%	HKD 1,200,000

Use of Estimates

In the preparation of the financial statements in conformity with accounting principle generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amount of assets, liabilities, and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Cash and Cash Equivalent

Cash and cash equivalent are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable – Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions. The inventories include bottles of mineral water, prepaid mineral water cards, rechargeable phone cards, prepaid subway tickets, and mobile phones.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of goods. The advances to suppliers are interest free and unsecured.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and / or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.
Property, plant, and equipment are depreciated using the straight-line method over their estimated useful life with 20% and 10% salvage values on furniture & fixture and motor vehicles respectively.  Their useful lives are as follows:

Fixed Asset Classification	Useful Lives
Furniture & Fixture	4 Years
Motor Vehicles	10 Years

Customers Deposits

Customers deposit represents the money the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

Statutory Reserve

Statutory reserve refer to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operation. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until reserve reaches a maximum equalling 50% of the enterprise’s capital.

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

Recognition of Revenue

Guangzhou Yueshen establishes retail outlets in Guangzhou city for the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories. Revenue from the sale of Yueshen’s products is recognized on the transfer of risk and ownership, which generally coincides with the time when the goods are delivered to customers and the titles have been passed. Prepayments by customers for phone cards, subway tickets and cellular phone are presented as customer deposits.

Shenzhen Rongxin establishes network in Guangdong Province for the resale of Tibet 5100 mineral water products and wine. Revenue from the sale of mineral water and wine is recognized when goods are delivered to customers or loaded on customers’ pick-up trucks and the titles have been passed.

Neither Guangzhou Yueshen nor Shenzhen Rongxin has any refund policies for the return of goods.

Cost of Sales

Guangzhou Yueshen’s cost of sales is primarily comprised of cost of goods, and other purchasing and receiving overhead costs.

Shenzhen Rongxin’s cost of sales consists of cost of mineral water and wine, inbound freight, warehouse cost, and outbound freight.

Selling Expenses

Selling expense include outbound freight, salaries of the sale force, clients entertainment, commission, advertising, and office rental expense.

General & Administrative Expenses

General and administrative expenses are comprised of executive compensation, general overhead such as the finance department and administrative staff, depreciation, travel and lodging, meals and entertainment and utility.

Advertising Expenses

Cost related to advertising and promotion expenditures are expensed as incurred during the year. Advertising costs are charge to selling expenses.

Retirement Benefits

Full-time employees of the Company are entitled to staff welfare benefits including Medicare, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. Costs related to the retirement benefits are charged to the Company’s statements of operation as incurred.

Income Tax

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which are available. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In respect of the Company and its subsidiaries domiciled and operated in the British Virgin Islands and People’ Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
China Teletech Limited	Canada	28.50%
China Teletech Limited	BVI	0.00%
Shenzhen Rongxin	PRC	25.00%
Guangzhou Yueshen	PRC	25.00%

Foreign Currency Translation

The Company’s two operating subsidiaries Shenzhen Rongxin and Guangzhou Yueshen maintain their financial statements in the functional currency, which is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the financial currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising form foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purpose, the financial statements of Shenzhen Rongxin and Guangzhou Yueshen, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	3-31-2010	12-31-2009	12-31-2008
Period end RMB: US$ exchange rate	6.8361	6.8372	6.8542
Average period RMB: US$ exchange rate	6.8360	6.8409	6.9623
Period end HKD: US$ exchange rate	7.7647	7.7551	7.7507
Average period HKD: US$ exchange rate	7.7639	7.7522	7.7874

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 does not significantly change the types of subsequent events that an entity reports, but it requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual reporting requirements ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB

Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on the financial position, results of operations or cash flows of the Company.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period subsequent to August 2009 and the adoption of this update did not to have a material impact on the financial position, results of operations, or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate 71 deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use vendor-specific objective evidence (“VSOE”) or third-party evidence of a selling price to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on VSOE if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. The Company does not believe that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company.

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2010, the Company had revenue of $3,334,185 and gross profit of $99,849.  The operating expense was $78,295 and a net income of $12,889.  The gross profit ratio was 2.99% and net profit ratio was 0.39%.  2009 was a difficult year but the Company’s first quarter result of 2010 was encouraging as the China economy recovers.  Revenue for the first quarter 2010 increased 57.94% from the same period last year.  The gross profit ratio declined slightly as the Company offered discounted pricing in all mobile phone related products in the first quarter 2010 in a promotional bid to boost sales and entice new customers amid keen competition.

Recent Trends and Future Growth

The 3G mobile phone services have commenced recently in PRC and coupled with the right kind of promotions, the Company can expect substantial growth in revenues.  Changes in the telecommunications policy in PRC directly affect the Company’s operations.

Mobile phone related service operation was previously established in Guangzhou city by Guangzhou Yueshen.  The Company would like to duplicate and develop this operation in Shenzhen city.  The Company expects to increase sales over the next 18 months due primarily to the planned new mobile phone related service operations in Shenzhen and expand the sales network in Guangzhou.

Liquidity and Capital Resources

At March 31, 2010, we had cash of $382,839.

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

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not utilize sensitive instruments subject market risk in our operations.  In the event that we borrow money for our operations, our principal exposure to financial market risks is the impact that interest rate changes could have on our loans.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Report on Form 10-Q, our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that our disclosure controls and procedures are effective.

Item 4T. Controls and Procedures.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2009, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Management has not identified any change in our internal control over financial reporting in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.(REMOVED AND RESERVED)

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2010 and December 31, 2009

Statements of Operations for the three-month periods ended March 31, 2010 and 2009

Statement of Changes in Stockholders’ Equity for the three-month period ended March 31, 2010 and the year ended December 31, 2009

Statements of Cash Flows for the three-month periods ended March 31, 2010 and 2009

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

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Henry Liguori Henry Liguori	Secretary, Chief Financial Officer Principal Accounting Officer Director	June 8, 2010