Form 10-Q
period 2010-06-30
China Teletech Ltd
filed 2010-08-16
CIK 1473652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

CHINA TELETECH LIMITED

British Columbia	000-53372	27-1011540
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

Room A, 20/F, International Trade Residential and Commercial Building Nanhu Road, Shenzhen, China
(Address of principal executive offices)

(86) 755-82204422
(Issuer’s Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, As of August 16, 2010, there were 240,919,945 shares of our common stock were issued and outstanding.

China Teletech Limited

FORM 10-Q

June 30, 2010

PART I

ITEM 1.FINANCIAL STATEMENTS

CHINA TELETECH LIMITED
Unaudited Consolidated Financial Statements
June 30, 2010 and December 31, 2009
(Stated in US Dollars)

China Teletech Limited

To:      The Board of Directors and Stockholders of
China Teletech Limited

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying interim consolidated balance sheets of China Teletech Limited (the “Company”) as of June 30, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three and six-month periods ended June 30, 2010 and 2009.  These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California                                                                          Samuel H. Wong & Co., LLP
July 20, 2010                                                                                                           Certified Public Accountants

China Teletech Limited
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS	Notes	06/30/2010	12/31/2009
Current Assets
Cash and Cash Equivalent	2D	$401,767	$337,490
Other Receivable	3	293,178	284,639
Inventories	2E	431,635	253,118
Advance to Suppliers	2F	-	117,008
Total Current Assets		1,126,580	992,255

Non-Current Assets
Property, Plant & Equipment, net	2G,4	25,936	28,526
Deposit		258	258

TOTAL ASSETS		$1,152,774	$1,021,039

LIABILITIES
Current Liabilities
Accounts Payable		$1,980	$2,116
Taxes Payable		248,085	225,197
Other Payable		81,798	86,724
Related Party Payable	5	140,344	52,887
Accrued Liabilities		40,000	40,000
Total Current Liabilities		512,207	406,924

TOTAL LIABILITIES		$512,207	$406,924

STOCKHOLDERS' EQUITY
Registered Capital		$10	$10
Additional Paid in Capital		1,410,246	1,410,246
Statutory Reserve	2I,6	-	-
Retained Earnings		(892,662)	(915,942)
Accumulated Other Comprehensive Income	2J	122,973	119,801
TOTAL STOCKHOLDERS' EQUITY		640,567	614,115

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,152,774	$1,021,039

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Operations
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

		3 Months	6 Months	3 Months	6 Months
		Ended	Ended	Ended	Ended
	Notes	06/30/2010	06/30/210	06/30/2009	06/30/2009
Revenues
Sales	2K	$3,531,045	$6,865,230	$2,581,290	$4,692,351
Cost of Sales	2L	3,412,583	6,646,919	2,455,811	4,499,131
Gross Profit		118,462	218,311	125,479	193,220

Operating Expenses
Selling Expenses	2M	1,491	18,650	9,575	18,284
General & Administrative Expenses	2N	93,356	154,492	84,472	122,957
Total Operating Expense		94,847	173,142	94,047	141,241

Operating Income/(Loss)		23,615	45,169	31,432	51,979

Other Income (Expenses)
Other Income		-	39	1,213	1,213
Other Expenses		(4)	(57)	(117)	(117)
Interest Income		4	7	66	66
Interest Expense		-	-	(129)	(142)
Total Other Income/(Expense)		-	(11)	1,033	1,019

Earnings before Tax		23,615	45,158	32,465	52,998

Income Tax	2Q	13,224	21,878	9,177	13,619

Net Income		$10,391	$23,280	$23,288	$39,379

Earnings per share
- Basic	1,039.10	2,328.00	2,328.80	3,937.90
- Diluted	1,039.10	2,328.00	2,328.80	3,937.90

Weighted average shares outstanding
- Basic	10	10	10	10
- Diluted	10	10	10	10

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Changes in Stockholders’ Equity
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

						Accumulated
	Number		Additional			Other
	of	Registered	Paid in	Statutory	Retained	Comprehensive
	Shares	Capital	Capital	Reserve	Earnings	Income	Total
Balance at January 1, 2009	10	$10	$1,410,246	$-	$(929,770)	$109,279	$589,765
Net Income	-	-	-	-	13,828	-	13,828
Distribution of Dividends	-	-	-	-	-	-	-
Unrealized Gain/(Loss) on Investment	-	-	-	-	-	9,004	9,004
Foreign Currency Translation Adjustment	-	-	-	-	-	1,518	1,518
Balance at December 31, 2009	10	$10	$1,410,246	$-	$(915,942)	$119,801	$614,115

Balance at January 1, 2010	10	$10	$1,410,246	$-	$(915,942)	$119,801	$614,115
Net Income	-	-	-	-	23,280	-	23,280
Distribution of Dividends	-	-	-	-	-	-	-
Unrealized Gain/(Loss) on Investment	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	3,172	3,172
Balance at June 30, 2010	10	$10	$1,410,246	$-	$(892,662)	$122,973	$640,567

	Comprehensive Income		Accumulated
	12/31/2009	06/30/2010	Total
Net Income	$13,828	$23,280	$37,108
Unrealized Gain/(Loss) in Investment	9,004	-	9,004
Foreign Currency Translation Adjustment	1,518	3,172	4,690
	$24,350	$26,452	$50,802

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
	06/30/2010	06/30/2010	06/30/2009	06/30/2009
Cash Flows from Operating Activities
Cash Received from Customers	$3,538,643	$6,856,691	$2,638,517	$4,379.747
Cash Paid to Suppliers & Employees	(3,518,914)	(6,789,718)	(2,542,630)	(4,677,716)
Interest Received	4	7	66	66
Interest Paid	-	-	(129)	(142)
Taxes Paid	(3,870)	(5,914)	(4)	(4)
Miscellaneous Receipts	-	39	1,213	1,213

Cash Sourced/(Used) in Operating Activities	15,863	61,105	97,033	(296,836)

Cash Flows from Investing Activities
Purchases of Property, Plant, and Equipment	-	-	87	-
Proceeds from Disposal of Assets	-	-	19,014	19,014
Payments for Deposits	-	-	(258)	(258)

Cash Used/(Sourced) in Investing Activities	-	-	18,843	18,756

Cash Flows from Financing Activities
Cash Sourced/(Used) in Financing Activities	-	-	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	15,863	61,105	115,876	(278,080)

Effect of Other Comprehensive Income	3,065	3,172	56	797

Cash & Cash Equivalents at Beginning of Period	382,839	337,490	316,576	709,791

Cash & Cash Equivalents at End of Period	$401.767	$401,767	$432,508	$432,508

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited
Reconciliation of Net Cash Provided by Operating Activities
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
	06/30/2010	06/30/2010	06/30/2009	06/30/2009

Net Income	$10,391	$23,280	$23,288	$39,379

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Depreciation	1,184	2,591	(3,082)	(127)
Decrease/(Increase) in Accounts Receivable	-	-	(1)	14,581
Decrease/(Increase) in Other Receivable	7,598	(8,539)	107,331	(272,475)
Decrease/(Increase) in Inventories	(80,770)	(178,517)	31,019	(26,443)
Decrease/(Increase) in Advance to Suppliers	-	117,007	(2)	(12,959)
Increase/(Decrease) in Accounts Payable	(119)	(136)	(141)	(138)
Increase/(Decrease) in Taxes Payable	14,154	22,888	9,220	13,897
Increase/(Decrease) in Other Payable	(13,717)	(4,926)	(20,497)	2,159
Increase/(Decrease) in Related Party Payable	65,142	87,457	-	-
Increase/(Decrease) in Accrued Liabilities	12,000	-	-	-
Increase/(Decrease) in Customer Deposits	-	-	(50,102)	(54,710)

Total of all adjustments	5,472	37,825	(73,745)	(336,215)

	$15,863	$61,105	$97,033	$(296,836)

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

1.	The Company and Principle Business Activities

China Teletech Limited (the “Company”), formerly “Sierra Vista Group Limited,” is a British Virgin Islands Company, incorporated on January 30, 2008 under the British Virgin Islands Business Companies Act, 2004.  The Company was formed for the purpose of providing a group structure to enhance the viable capacity as discussed below of its two operating subsidiaries located in the People’s Republic of China (“PRC”); namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Yueshen Taiyang Network and Technology Co., Ltd. (“Guangzhou Yueshen”), and to undergo a reverse merger transaction with China Teletech Limited (“CTI”) , formerly “Stream Horizon Studios, Inc.”, which may include an equity financing in the near future. The Company’s primary business operations are conducted through Shenzhen Rongxin and Guangzhou Yueshen.

CTI was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001.  CTI was formerly a subsidiary of Wavelit, Inc., a Nevada corporation. CTI will be spun off from its parent to the shareholders of Wavelit, Inc where the shareholders of Wavelit, Inc. will receive an aggregate of 70,919,945 common shares. CTI is in the process of submitting a Form S-1 to register the securities that it will issue in this transaction. Concurrently, CTI is applying to have its common shares independently quoted on the Over the Counter Bulletin Board Market in the United States of America.

Upon declaration of effectiveness by the US Securities and Exchange Commission of the Form S-1, CTI will enter into reverse merger transaction via a share exchange agreement with the Company.  Under the terms of the share exchange agreement, CTI will issue an aggregate of 241,250,000 shares of common stock to the shareholders of the Company for 100% of the outstanding stock of the Company.

As the share exchange transaction between the Company and CTI has not been completed as at June 30, 2010, no recapitalization of the Company has occurred.

By virtue of the following agreements, the Company has accounted for and consolidated Shenzhen Rongxin as a variable interest entity.  The Company has entered into four agreements with Mr. Liu Dong and Mr. Zhao Yuan who beneficially own Shenzhen Rongxin 51% and 49%, respectively.  The four agreements between BVI and Mr. Zhao Yuan and Mr. Liu Dong are as follows:

(1).         Entrusted Management Agreement

Mr. Liu Dong and Zhao Yuan will entrust to the Company the complete and exclusive right to manage the operations of Shenzhen Rongxin.

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

 (2).        Exclusive Option Agreement

Mr. Liu Dong and Zhao Yuan will grant the Company the exclusive right to purchase all the stock of Shenzhen Rongxin whenever legally possible under PRC laws.  The total purchase price is $10,000,000 in RMB dollars or 80% of the appraised value of the purchased stock at the time of exercising the option right.  BVI has discretion over the percentage of stock to be purchased.

(3).         Shareholders' Voting Proxy Agreement

Mr. Liu Dong and Zhao Yuan will give the right to the Company to appoint designees to vote on shareholders’ matters on behalf of the owners of Shenzhen Rongxin.

(4).         Shares Pledge Agreement

Shenzhen Rongxin will intend to sell its stock to the Company; however, before such transactions can be realized under PRC laws, in order to protect the interest of the shareholders of the Company, the owners of Shenzhen Rongxin will pledge all their ownership to the Company.  In the event that there was a significant decline in value and the interest of the shareholders of the Company was undermined, the Company could sell all the stock at its discretion.

By virtue of the following agreements, the Company has accounted for and consolidated Guangzhou Yueshen as a variable interest entity.  The Company has entered into four agreements with Shanghai Classic Group Limited (“Shanghai Classic”), an investment holding company incorporated in the British Virgin Island.  Shanghai Classic 51% of Guangzhou Yueshen.  The four agreements are detailed below.

(1).         Entrusted Management Agreement

Shanghai Classic will entrust to the Company the complete and exclusive right to manage the operations of Guangzhou Yueshen.

(2).         Exclusive Option Agreement

Shanghai Classic will grant the Company the exclusive right to purchase all the stock of Guangzhou Yueshen whenever legally possible under PRC laws.  The total purchase price is $1,200,000 in Hong Kong dollars or 80% of the appraised value of the purchased stock at the time of exercising the option right.  The Company has discretion over the percentage of stock to be purchased.

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

 (3).        Shareholders' Voting Proxy Agreement

Shanghai Classic will give the right to the Company to appoint designees to vote on shareholders’ matters on behalf of the owners of Guangzhou Yueshen.

(4).         Shares Pledge Agreement

Shanghai Classic will intend to sell its stock to the Company; however, before such transactions can be realized under PRC laws, in order to protect the interest of the shareholders of the Company, Shanghai Classic will pledge all its ownership to the Company.  In the event that there was a significant decline in value and the interest of the shareholders of the Company was undermined, the Company could sell all the stock at its discretion.

Business

Shenzhen Rongxin’s primary business is the wholesale and distribution of mineral water as well as trading of wine.  Shenzhen Rongxin is the exclusive supplier of Tibet Glacial 5100 spring water to the Guangdong Province of PRC, which currently has a population of approximately 110 million people.

Guangzhou Yueshen is principally engaged in the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones, and cellular phone accessories in Guangzhou in the PRC.  Guangzhou Yueshen sells to wholesalers, retailers, and end users.

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

The consolidated financial statements include all the accounts of the Company and its two variable interest entities. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

As of June 30, 2010 and December 31, 2009, the detailed identities of the consolidated operating variable interest entities are as follows:-

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

(E)	Inventories

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

(F)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of goods. The advances to suppliers are interest free and unsecured.

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

(G)	Property, Plant, and Equipment

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

Property, plant, and equipment are depreciated using the straight-line method over their estimated useful life with a 10% salvage value.  Their useful lives are as follows:

Fixed Assets Classification	Useful Lives
Office Equipment	3 Years
Furniture & Fixture	3 Years
Motor Vehicles	10 Years

(H)	Customer Deposits

Customer deposits represent money that the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

(I)	Statutory Reserve

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

(J)	Comprehensive Income

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

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

(K)	Recognition of Revenue

Guangzhou Yueshen establishes outlets in Guangzhou city for the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories. Revenue from the sale of Yueshen’s products is recognized on the transfer of risk and ownership, which generally coincides with the time when the goods are delivered to customers and the titles have been passed at the outlets.  Prepayments by customers for phone cards, subway tickets and cellular phone are presented as customer deposits.  Guangzhou Yueshen is not responsible for the unused portion of rechargeable phone cards and prepaid subway cards.

Shenzhen Rongxin establishes network in Guangdong Province for the resale of Tibet 5100 mineral water products. Revenue from the sale of mineral water is recognized when goods are delivered to customers or loaded on customers’ pick-up trucks and the titles have been passed.

Neither Guangzhou Yueshen nor Shenzhen Rongxin has any refund policies for the return of goods.

(L)	Cost of Sales

The Company’s cost of sales is primarily comprised of cost of goods sold.

(M)	Selling Expenses

Selling expenses include outbound freight, salaries of the sales force, client entertainment, commissions, advertising, and office rental expenses.

(N)	General & Administrative Expenses

General and administrative expenses comprised of executive compensation, general overhead such as the finance department and administrative staff, depreciation expenses, travel and lodging, meals and entertainment, utility, and research and development expenses.

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

(O)	Advertising Expenses

Costs related to advertising and promotion expenditures are expensed as incurred during the year.  Advertising costs are charged to selling expenses.

(P)	Retirement Benefits

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

(Q)	Income Tax

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

In respect of the Company and its subsidiaries domiciled and operated in the British Virgin Islands and People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
China Teletech Limited	BVI	0.00%
Shenzhen Rongxin	PRC	25.00%
Guangzhou Yueshen	PRC	25.00%

(R)	Foreign Currency Translation

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

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

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

Exchange Rates	06/30/10	03/31/10	12/31/09	06/30/09
Year end RMB : USD	6.8086	6.8361	6.8372	6.8448
Average yearly RMB : USD	6.8335	6.8360	6.8409	6.8432

Year end HKD : USD	7.7847	7.7647	7.7551	7.7504
Average yearly HKD : USD	7.7794	7.7639	7.7522	7.7530

(S)	Recent Accounting Pronouncements

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

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

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

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

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

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The Company has adopted this standard and included Guangzhou Yueshen and Shenzhen Rongxin in the consolidated financial statements.

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

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

3.	Other Receivable

	06/30/2010	12/31/2009

Shenzhen Shengqing Technology Co., Ltd.	$14,849	$11,861
Beijing Xin Century Co., Ltd.	1,944	1,936
Tangcheng Longsheng Cell Phone Co., Ltd.	3,819	3,803
Mr. Xu	120,377	119,874
JinJing Co., Ltd.	105,749	105,306
Shenzhen Ziyang Investment Consultant Co., Ltd.	42,035	41,859
China Telecom Corporation Limited Settlement Center	4,406	-
	$293,178	$284,639

All of the other receivable is unsecured and interest free.

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

4.	Property, Plant and Equipment

		Accumulated
06/30/2010	Cost	Depreciation	Net
Office Equipment	12,395	(10,303)	2,092
Motor Vehicles	24,968	(1,124)	23,844
	$37,363	$(11,427)	$25,936

		Accumulated
12/31/2009	Cost	Depreciation	Net
Office Equipment	$14,622	$(10,960)	$3,662
Motor Vehicles	24,864	-	24,864
	$39,486	$(10,960)	$28,526

5.	Related Party Payable

	06/30/2010	12/31/2009

Mr. Liu Dong, shareholder of Shenzhen Rongxin	$22,307	$-
Mr. Liu Yong, brother of Mr. Liu Dong	7,872	7,835
Ms. Li Yan Kuan, shareholder of Shanghai Classic	64,928
Mr. Zhao Yuan, shareholder of Shenzhen Rongxin	45,237	45,052
	$140,344	$52,887

The outstanding related party payables do not bear any interest or collateral and are repayable on demand.  There is no impact to the Company’s earnings for the three-month period ended June 30, 2010 and for the year ended December 31, 2009.

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

6.            Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

	06/30/2010	12/31/2009

PRC Subsidiaries Registered Capital
Shenzhen Rongxin	$1,206,753	$1,206,753
Guangzhou Yueshen	153,502	153,502

Statutory Reserve Ceiling based on 50% of PRC Registered Capital	680,128	680,128

Less: Retained Earnings appropriated to Statutory Reserve	-	-

Reserve Commitment Outstanding	$680,128	$680,128

7.           Operating Segments

The Company individually tracks the performance of its operating subsidiaries Shenzhen Rongxin and Guangzhou Yueshen. Shenzhen Rongxin’s business activities involve the trading of mineral water and wine. Guangzhou Yueshen is primarily engaged in distribution of prepaid phone cards and subway tickets.

Below is a presentation of the Company’s financial position and operation results for its operating entities as of June 30, 2010 and December 31, 2009, and for the period and year then ended.

Financial Position
As of
6/30/2010	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Current Assets	$580,181	$24,174	$61,657	$459,331	$1,237	$1,126,580
Non-Current Assets	23,037	960	254	1,895	48	26,194
Total Assets	603,218	25,134	61,911	461,226	1,285	1,152,774

Current Liabilities	282,433	11,768	25,439	191,971	596	512,207
Non-Current Liabilities
Total Liabilities	282,433	11,768	25,439	191,971	596	512,207

Net Assets	320,785	13,366	36,472	296,255	689	640,567

Total Liabilities
& Net Assets	$603,218	$25,134	$61,911	$461,226	$1,285	$1,152,774

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

Results of Operations
For the 6-month period ended
6/30/2010	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Revenue	$5,114,594	$213,108	$161,724	$1,365,333	$10,471	$6,865,230
Cost of Goods sold	5,026,584	209,441	146,729	1,253,624	10,541	6,646,919
Gross Profit	88,010	3,667	14,995	111,709	(70)	218,311

Operating Expense	99,599	4,150	8,057	61,127	209	173,142
Operating Profit	(11,589)	(483)	6,938	50,582	(279)	45,169

Other Income	36	2	(6)	(43)	-	(11)
Earnings before Tax	(11,553)	(481)	6,933	50,539	(279)	45,158
Income Tax Expense	5,862	244	1,865	13,895	13	21,878

Net Income	$(17,415)	$(726)	$5,067	$36,645	$(292)	$23,280

Financial Position
As of
12/31/2009	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Current Assets	$386,451	$165,622	$121,881	$317,118	$1,183	$992,255
Non-Current Assets	11,210	4,804	3,536	9,199	34	28,784
Total Assets	397,661	170,426	125,416	326,318	1,217	1,021,039

Current Liabilities	158,484	67,922	49,983	130,050	485	406,924
Non-Current Liabilities	-	-	-	-	-	-
Total Liabilities	158,484	67,922	49,983	130,050	485	406,924

Net Assets	239,178	102,505	75,433	196,267	732	614,115

Total Liabilities
& Net Assets	$397,661	$170,426	$125,416	$326,318	$1,217	$1,021,039

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

Results of Operations
For the year ended
12/31/2009	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Revenue	$7,057,398	$3,024,599	$212,380	$450,626	$58,455	$10,803,459
Cost of Goods sold	6,897,664	2,956,142	162,002	319,550	57,966	10,393,324
Gross Profit	159,734	68,458	50,378	131,077	489	410,135

Operating Expense	(141,074)	(60,460)	(44,493)	(115,764)	(432)	(362,223)
Operating Profit	18,660	7,997	5,885	15,312	57	47,912

Other Income	302	129	95	248	1	775
Earnings before Tax	18,962	8,127	5,980	15,560	58	48,687
Income Tax Expense	(13,576)	(5,818)	(4,282)	(11,141)	(42)	(34,859)

Net Income	$5,386	$2,308	$1,699	$4,419	$16	$13,828

8.            Income Tax

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.  The provision for income taxes for PRC sourced net income amounted to $21,878 and $13,619 for the six-month periods ended June 30 2010 and 2009, respectively.

Income before taxes consists of the following:

	June 30, 2010	June 30, 2009
Income (loss) before taxes:
BVI	$(47,310)	$(1,477)
PRC	92,468	54,475
Total income before taxes	$45,158	$52,998

Provision for taxes:
Current:
BVI	$-	$-
PRC	21,878	13,619
	21,878	13,619

Deferred:
BVI	-	-
PRC	-	-
	-	-
Total provision for taxes	$21,878	$13,619
Effective tax rate	48.31%	25.79%

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

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

The differences between the PRC income tax rates and the Company's effective tax rate for the six-month periods ended June 30, 2010 and 2009 are shown in the following table:

	June 30, 2010	June 30, 2009
PRC income tax rates	25.00%	25.00%
Adjustments of prior periods	%	%
Effect of deferred income taxes	23.31%	0.79%
Effective tax rate	48.31%	25.79%

9.            Concentration of Risk

Shenzhen Rongxin is subject to concentration of supply shortage risk because it purchases mineral water for resale from a single vendor, Tibet Glacial Mineral Water Co., Ltd. (“Tibet Glacial”). On October 8, 2007, Shenzhen Rongxin entered into purchase agreement whereby Tibet Glacial would provide spring water at fixed price until January 1, 2009 and in return, Shenzhen Rongxin needed to consume no less than 140,000 trunks of bottle water per year. However, the Company’s operation result is correlated with Tibet Glacial’s availability to supply

China Teletech Limited
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

10.          Economic, Political, and Legal Risks

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

Stream Horizons Studio, Inc.
Condensed Balance Sheet		Condensed Statement of Income

Assets		Sales revenue	$-
Current assets	$-	Cost of sales	-
Non-current assets	-	Gross Profit	-
Total assets	-
		Other income	757,095
Liabilities
Current liabilities	-	Income tax	-
Total liabilities	-
		Net Income	$757,095

Stockholders' Equity
Common Stock	$-
Additional Paid in Capital	89,111
Accumulated Other Comprehensive Income	148,551
Retained Earnings	(237,662)
Total Stockholders' Equity	$-

Other income of $757,095 comes from forgiveness of debts payable to the stockholders of Stream Horizon Studio Inc., whereas the other comprehensive income of $148,551 comes from accumulated foreign exchange gains between United States and Canadian dollars.  Stream Horizon Studio Inc. ceased the production of video for broadcast over the internet in 2007.  The Company has not included the results of operations for Stream Horizon up to and the end of July 31 2009 as shown above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARE TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

The following table presents the statement of operations for the three and six months ended June 30, 2010 as compared to the comparable period of the three and six months ended June 30, 2009. The discussion following the table is based on these results.

		3 Months	6 Months	3 Months	6 Months
		Ended	Ended	Ended	Ended
	Notes	06/30/2010	06/30/210	06/30/2009	06/30/2009
Revenues
Sales	2K	$3,531,045	$6,865,230	$2,581,290	$4,692,351
Cost of Sales	2L	3,412,583	6,646,919	2,455,811	4,499,131
Gross Profit		118,462	218,311	125,479	193,220

Operating Expenses
Selling Expenses	2M	1,491	18,650	9,575	18,284
General & Administrative Expenses	2N	93,356	154,492	84,472	122,957
Total Operating Expense		94,847	173,142	94,047	141,241

Operating Income/(Loss)		23,615	45,169	31,432	51,979

Other Income (Expenses)
Other Income		-	39	1,213	1,213
Other Expenses		(4)	(57)	(117)	(117)
Interest Income		4	7	66	66
Interest Expense		-	-	(129)	(142)
Total Other Income/(Expense)		-	(11)	1,033	1,019

Earnings before Tax		23,615	45,158	32,465	52,998

Income Tax	2Q	13,224	21,878	9,177	13,619

Net Income		$10,391	$23,280	$23,288	$39,379

Earnings per share
- Basic	1,039.10	2,328.00	2,328.80	3,937.90
- Diluted	1,039.10	2,328.00	2,328.80	3,937.90

Weighted average shares outstanding
- Basic	10	10	10	10
- Diluted	10	10	10	10

Results of Operation for the three months ended June 30, 2010 compared with three months ended June 30, 2009

Total Revenue

During the three months ended June 30, 2010, we earned $3,531,045 in revenues as compared to $2,581,290 during the same period in 2009, representing an increase of $949,755 or approximately 26.9%.  The increase of sales amount is mainly resulted from our marketing strategy which expands our business into more wide area.

Gross Profit

The gross profit decreased to $118,462 during the three months ended June 30, 2010 from $125,479 in the same period of 2009, representing $7,017 or 5.6% decrease, in spite of sales amount increase of 26.9%.   The gross margin decreased from 4.9% to 3.4%.  The decrease of gross profit and margin is mainly resulted from our sales strategy of lowering our selling price for market expanding.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $94,847 during the three months ended June 30, 2010 as compared to $94.047 during the same period of 2009, representing an increase of $800.

Operating income

We recorded an operating income of $23,615 during the three months ended June 30, 2010, as compared to $31,432 during the same period of 2009.  The decrease of operating income is mainly resulted from decrease of gross profit as explained above.

Net income

We recorded a net income of $10,391 during the three months ended June 30, 2010, as compared to $23,280 during the same period of 2009.  The decrease of net income is mainly resulted from decrease of gross profit as explained above.

Results of Operation for the six months ended June 30, 2010 compared with six months ended June 30, 2009

Total Revenue

During the six months ended June 30, 2010, we earned $6,865,230 in revenues as compared to $4,692,351 during the same period in 2009, representing an increase of $2,172,879 or approximately 46%.  The increase of sales amount is mainly resulted from our marketing strategy which is expand our business into more wide area.  Especially the wine business, the revenue in this sector during the six months ended June 30, 2010 contributed approximately $1.3 million sales, which is approximately US$1 million higher than that in the same period of 2009.

Gross Profit

The gross profit increased to $218,311 during the six months ended June 30, 2009 from $193,220 in the same period of 2008, representing $25,091 or 11% increase.   The gross profit increase is mainly resulted from increase of sales.  However, the margin drops from 4% during the six months ended June 30, 2009 to 3% during the six months ended June 30, 2010.  The drop is mainly resulted from change in our sales strategy, which is lower price strategy, to earn more sales.  Especially on our wine business, the gross margins during the six months ended June 30, 2010 are 8%, while that during the same period of 2009 is 29%.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $173,142 during the six months ended June 30, 2010 as compared to $141,241 during the same period of 2009, representing an increase of $31,901 or approximately 23%.   The increase in SG&A expenses are generally resulted from the additional charges for business expanding.

Operating income

Operating income during the six months ended June 30, 2010 is $45,169, as compared to $51,979 during the same period of 2009, representing a decrease of $6,810.  The decrease is mainly resulted from the increase of SG&A expenses by offset the increment of gross profit.

Net income

Net income recorded $23,280 during the six months ended June 30, 2009, as compared to a net income of $39,379 during the six months ended June 30, 2009.  The decrease of net income is mainly resulted from the decrease of operating income as explained above and increase of income tax due to certain un-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities were $61,105 during the six months ended June 30, 2010 as compared to cash used in operating activities $296,836 for the six months ended June 30, 2009.   Cash provided by operating activities during the six months ended June 30, 2010 was mainly resulted from net income of $23,280, and decrease of advance to suppliers, increase of tax payable and related party payables, which are $227,352 in total, by offset the increase of inventories of $178,517.

Cash flows provided by investing activities were $0 for the six months ended June 30, 2010 as compared to cash provided by investing activities were $18,843 for the six months ended June 30, 2009.   Cash provided by investing activities during the same period of 2009 represent the cash proceeds from sale of property and equipment.

There is no cash flows occurred in financing activities for both periods.

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

As of June 30, 2010, the detailed identities of the consolidated subsidiaries are as follows:

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not utilize sensitive instruments subject market risk in our operations.  In the event that we borrow money for our operations, our principal exposure to financial market risks is the impact that interest rate changes could have on our loans.

ITEM 4T. CONTROLS AND PROCEDURES.

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TELETECH LIMITED

Date: August 16, 2010	By:	/s/ Dong Liu
Dong Liu
President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Yuan Zhao
Yuan Zhao
Chief Financial Officer and Principal Accounting Officer