Form 10-K/A
period 2009-12-31
China Teletech Ltd
filed 2010-09-22
CIK 1473652

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Common stock, no par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☒ No ☐

Our securities are not traded in the public market.  Accordingly, the aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2009, was $0.00.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Explanatory Note:

China Teletech Limited (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 to change the shell company status, restate the financials and to update the disclosures regarding compliance with Section 16(a) of the Exchange Act.

We are amending the following items:

Part II Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II Item 8	Financial Statements and Supplementary Data (Notes 2-8)

Specifically the Company has amended the financial statements and supplementary date in the Form 10-K to properly present only the audited historical financial statements of the registrant, China Teletech Limited (f/k/a Stream Horizon Studios, Inc.).

For the convenience of the reader, the Company is re-filing its Form 10-K originally filed on December 31, 2009 (the “Original Filing”) in its entirety in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since December 31, 2009.

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

On or about February 12, 2009, in connection with a possible transaction with CTL, CN Dragon’s Board of Directors approved of a Spin-Off of China Teletech Limited (formerly known as Stream Horizons Studio, Inc.), its wholly owned subsidiary (the “Spin-Off”). The purpose of the Spin-Off was to provide an independent company in which to engage in a business transaction with CTL. The proposed Spin Off was disclosed in CN Dragon’s Preliminary Form 14C filed with the United States Securities and Exchange Commission (the “SEC”) on February 12, 2009 and subsequently amended on March 16, 2009. Pursuant to the terms of the Spin-Off, CN Dragon has agreed to distribute 8,750,000 shares to be issued in the Spin-Off as a stock dividend (the “Distribution”) to its shareholders of record as of February 12, 2009 (the “Record Date”).

Following the filing of the Preliminary Form 14C, on or about May 20, 2009 the Company entered into a share exchange agreement (the “Exchange Agreement”) with CTL. Pursuant to the Exchange Agreement, the Company agreed to exchange 241,250,000 shares of its common stock for 10 shares of CTL representing 100% of CTL’s issued and outstanding shares, thus making CTL a wholly owned subsidiary of the Company. However, pursuant to the terms of the Exchange Agreement, the transaction will not close until the Company is able to properly consummate the Spin-Off, obtain SEC approval and effectiveness of this Registration Statement and file the Definitive Form 14C with the SEC (the “Closing Transaction”).

In connection with the Spin-Off and as explained above, CN Dragon will distribute 8,750,000 shares to be issued in the Spin-Off as a Distribution to its shareholders of record as of the Record Date proportionally. This Distribution will constitute our initial public offering. The Distribution is expected to be effected as soon as practicable after the date the Registration Statement, of which this Prospectus is a part, is declared effective and the effectiveness of the Closing Transaction. You will not be charged or assessed for the shares and neither we nor CN Dragon will receive any proceeds from the Distribution of the shares.

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

Item 4.  (Removed and Reserved)

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

(B)	Use of Estimates

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

(C)	Cash and Cash Equivalent

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(D)	Comprehensive Income

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

(E)	Financial Instruments

The carrying amounts of the Company's other receivable and related parties payable approximate fair value due to the relatively short period to maturity for these instruments.

(F)	Recognition of Revenue

Guangzhou Yueshen establishes retail outlets in Guangzhou city for the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories.  The customers include other retailers, wholesalers, Airtime on the rechargeable phone cards is provided by the respective wireless carriers.  The Company is not responsible for the delivery of airtime minutes.

With reference to ASC 605-45-45, Guangzhou Yueshen has recorded the revenue from the sale of its products on a gross basis.  It purchases its inventory from different suppliers and most of them require prepayment before delivery of goods.  It is responsible for damaged, lost or stolen inventory.  Depending on the selection of suppliers, volume of purchases, and the intensity of market competition, the profit margin will vary.

In terms of the timing of recognizing revenue, it is recognized on the transfer of risk and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the titles have been passed at the retail outlets.  Prepayments by customers for phone cards, subway tickets and cellular phone are rare but if any are presented as customer deposits.  Guangzhou Yueshen is not responsible for tracking usage of the airtime or dollar value stored on the phone cards and subway tickets.  These are the responsibilities of the wireless and subway carriers.  Therefore, the earnings process of Guangzhou Yueshen is complete upon delivery of the products to its customers.

Shenzhen Rongxin establishes network in Guangdong Province for the resale of Tibet 5100 mineral water products. Revenue from the sale of mineral water is recognized when goods are delivered to customers or loaded on customers’ pick-up trucks and the titles have been passed.

Neither Guangzhou Yueshen nor Shenzhen Rongxin has any refund policies for the return of goods.

(G)	Income Tax

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

(H)	Recent Accounting Pronouncements

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

Management of the Company does not anticipate that the adoption of the above standards will have a material impact on these financial statements.

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the twelve months ended December 31, 2008, the Company had revenue of $0 and gross profit of $0.  The operating expense was $0 and a net income of $0.  The gross profit ratio was 0% and net profit ratio was 0%.  These figures were indicative of the effects of the financial tsunami between the end of 2008 and the end of 2009, resulting in decline of sales from the loss of some customers who were affected by the financial crisis.

2008 was the first full year of operation, so comparative figures from previous periods were unavailable.

For the twelve months ended December 31, 2009, the Company had revenue of $0 and gross profit of $0.  The operating expense was $0 and a net income of $757,095.  The gross profit ratio was 0% and net profit ratio was 0%.  The operating expense was relatively small indicating a well-managed team, enabling the Company to make a profit for the year.

Liquidity and Capital Resources

At December 31, 2009, we had cash of $0.

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

Going Concern

As reflected in the accompanying financial statements, the Company ceased its operations in 2007, has a net loss of $237,662 from inception, and no stockholders' equity.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

This Annual Report on Form 10-K/A does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of December 31, 2009, the name, age and position of our sole director/executive officer.

NAME	AGE	SINCE	POSITION

Henry Liguori (1)	68	2007	President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director.

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

On August 6, 2010, Henry Guori Li resigned from the board of directors and all of the officer positions he held in the Company, and Dong Liu was appointed as the President, Chief Executive Officer and Chairman of the Board and Yuan Zhao was appointed as the Chief Financial Officer, Secretary and a director of the Company. Following the ten (10) day time period of the filing and the mailing of an Information Statement complying with Rule 14F-1 under the Exchange Act of 1934, Mr. Li’s resignation as a director and Dong Liu and Yuan Zhao’s appointment as directors of the Company will become effective.

Set forth below is a brief description of our new officers’ business experience and an indication of directorship he has held in other companies, if any, subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Dong Liu	38	President, Chief Executive Officer and Chairman of the Board of Directors
Yuan Zhao	28	Chief Financial Officer, Secretary and Director

Mr. Dong Liu, Age 38, President, Chief Executive Officer and Chairman of the Board of Directors

Mr. Liu is the President, Chief Executive Officer and Chairman of the Company.  He is also the Chairman of Shenzhen Rongxin Investment Company Limited, a company that invests in communications equipment, computer and network technology development.  Mr. Liu had previously worked for a Chinese state-owned enterprise, Jinxin Industy Development Company Limited, in Hainan Province and Shenzhen City for 11 years and participated in the government’s involvement in business development with several industries.

Mr. Yuan Zhao, Age 28, Chief Financial Officer, Secretary and Director

Mr. Zhao is the Chief Financial Officer, Secretary and Director of the Company.  In 2007, Mr. Zhao served as a business consultant for a Singaporean investment company, Huantong Singapore Co. Ltd., which engages in the trading of telecommunication equipments.  He studied business administration at the Asia Pacific Management Institute in Singapore from 2005 to 2007. He also had 4 years’ experience in the hotel management industry in Canada.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of December 31, 2009 and prior to the Spin-off, by the following persons:

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

China Teletech Limited

Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

China Teletech Limited

To:          The Board of Directors and Stockholders
China Teletech Limited

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of China Teletech Limited as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

San Mateo, California	Samuel H. Wong & Co., LLP
March 25, 2010	Certified Public Accountants

China Teletech Limited
Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

ASSETS	Notes	12/31/2009	12/31/2008
Current Assets
Other Receivable		$-	$1,403
Total Current Assets		-	-

Non-Current Assets		-	-
TOTAL ASSETS		$-	$1,403

LIABILITIES
Current Liabilities
Related Parties Payable	3	$-	$758,498
TOTAL LIABILITIES		$-	$758,498

STOCKHOLDERS' EQUITY
Common Stock ($0.000 par value, 250,000,000 shares authorized, 1 share issued and outstanding at December 31, 2009 and 2008)		$-	$-
Additional Paid in Capital		89,111	89,111
Retained Earnings		(237,662)	(994,757)
Accumulated Other Comprehensive Income		148,551	148,551
TOTAL STOCKHOLDERS' EQUITY		-	(757,095)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-	$1,403

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	Notes	12/31/2009	12/31/2008
Revenue
Sales		$-	$-
Cost of Sales		-	-
Gross Profit		-	-

Other Income (Expenses)
Other Income	3	757,095	-
Other Expenses		-	-
Total Other Income/(Expense)		757,095	-

Earnings before Tax		757,095	-

Income Tax		-	-

Net Income		$757,095	$-

Earnings per share
- Basic	$757,095	$0
- Diluted	$757,095	$0

Weighted average shares outstanding
- Basic	1	1
- Diluted	1	1

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Changes in Stockholders’ Equity
As of December 31, 2009 and 2008
(Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at January 1, 2008	1	$-	$89,111	$(994,757)	$148,551	$(757,095)
Net Income	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at December 31, 2008	1	$-	$89,111	$(994,757)	$148,551	$(757,095)

Balance at January 1, 2009	1	$-	$89,111	$(929,770)	$148,551	$(757,095)
Net Income	-	-	-	757,095	-	757,095
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at December 31, 2009	1	$-	$89,111	$(237,662)	$148,551	$-

	Comprehensive Income
	12/31/2008	12/31/2009	Accumulated Total
Net Income	$-	$757,095	$757,095
Foreign Currency Translation Adjustment	-	-	-
	$-	$757,095	$757,095

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)
	12/31/2009	12/31/2008
Cash Flows from Operating Activities
Cash Sourced/(Used) in Operating Activities	$-	$-

Cash Flows from Investing Activities
Cash Used/(Sourced) in Investing Activities	-	-

Cash Flows from Financing Activities
Cash Used/(Sourced) in Investing Activities	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	-	-

Cash & Cash Equivalents at Beginning of Year	-	-

Cash & Cash Equivalents at End of Year	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)
	12/31/2009	12/31/2008

Net Income	$757,095	$-

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Decrease/(Increase) in Other Receivable	1,403	-
Increase/(Decrease) in Related Parties Payable	(758,498)	-

Total of all adjustments	(757,095)	-

	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

1.	The Company and Principal Business Activities

China Teletech Limited, formerly known as Stream Horizon Studios, Inc. (the “Company”), was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001 under the name Infotec Business Strategies, Inc. The Company is a subsidiary of Wavelit, Inc. , a Nevada corporation.

Wavelit, Inc. was an emerging development company. It provided complete, end-to-end solutions for streaming media and broadcasting over the Internet, from filming and editing, to media hosting and transmission, to broadcasting through our Internet TV channel at www.ebahn.tv. It conducted its principal business operations through its wholly-owned subsidiary Galaxy Networks Inc. (“Galaxy”), a British Columbia, Canada company which designs, develops, manages and markets products and services that pro-vide end-to-end solutions for streaming or broadcasting digital media over the Internet and through the Company, its wholly-owned studio and film editing operation. The Compnay provided the following services until 2007 when its operations ceased:

- Video editing and encoding services;
- Studio rental;
- Casting, directing, and video / audio production services; and
- Remote site video services.

The Company will be spun off from its parent to the shareholders of Wavelit, Inc where the shareholders of Wavelit, inc. will receive an aggregate of 8,750,000 common shares.  The Company is in the process of submitting a Form S-1 to register the securities that it issue in this transaction. Concurrently, the Company is applying to have its common shares independently quoted on the Over the Counter Bulletin Board Market in the United States of America.

Upon declaration of effectiveness by the US Securities and Exchange Commission of the Form S-1, the Company will enter into reverse merger transaction via a share exchange agreement with China Teletech Limited (“BVI”), formerly known as Sierra Vista Group Limited, a company incorporated in the British Virgin Islands. Under the terms of the share exchange agreement, the Company will issue an aggregate of 241,250,000 shares of common stock to the shareholders of BVI for 100% of the outstanding stock of BVI.

As the share exchange transaction between the Company and BVI has not been completed as at December 31, 2009, no recapitalization has occurred.

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

China Teletech Limited
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

(B)	Use of Estimates

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

(C)	Cash and Cash Equivalent

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(D)	Comprehensive Income

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

(E)	Financial Instruments

The carrying amounts of the Company's other receivable and related parties payable approximate fair value due to the relatively short period to maturity for these instruments.

(F)	Recognition of Revenue

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

China Teletech Limited
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

(G)	Income Tax

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

(H)	Recent Accounting Pronouncements

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

Management of the Company does not anticipate that the adoption of the above standards will have a material impact on these financial statements.

China Teletech Limited
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

3.	Related Parties Payable

	12/31/2009	12/31/2008

Galaxy Networks Inc.	$-	$(55,409)
Wavelit, Inc.	-	813,907
	$-	$758,498

Wavelit, Inc. is the Company’s parent, whereas Galaxy Networks, Inc. is a wholly owned subsidiary of Wavelit, Inc.  The amounts receivable and payable with these related parties are non-interest bearing, unsecured and due on demand.

During the year, the Company agreed to waive the right to collect the outstanding receivable from Galaxy Networks, Inc. in the amount of $55,409, whereas Wavelit, Inc. agreed to forgive the amount owing by the Company for $813,907.

4.	Going Concern

As reflected in the accompanying financial statements, the Company ceased its operations in 2007, has a net loss of $237,662 from inception, and no stockholders' equity.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the British Columbia Ministry of Finance on October 1, 2001.	3.1	10-SB	11/20/2009

Certificate of Name Change filed with the British Columbia Ministry of Finance on November 17, 2005.	3.2	10-SB	11/20/2009

Certificate of Restoration filed with the British Columbia Ministry of Finance on August 28, 2009.	3.3	10-SB	11/20/2009

Notice of Alteration filed with the British Columbia Ministry of Finance on October 7, 2009.	3.3	10-SB	11/20/2009

Stock Purchase and Share Exchange Agreement effective May 20, 2009.	14.1	10-SB	11/20/2009

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)	31.1			X

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)	31.2			X

Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: September 22, 2010

CHINA TELETECH LIMITED /s/ Yuan Zhao By: Yuan Zhao Its: Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dong Liu By: Dong Liu	Chief Executive Officer	September 22, 2010

/s/ Yuan Zhao By: Yuan Zhao	Chief Financial Officer and Principal Accounting Officer	September 22, 2010