Form 10-Q/A
period 2010-03-31
China Teletech Ltd
filed 2010-09-22
CIK 1473652

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

China Teletech Limited

British Columbia	000-53372	27-1011540
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

Room A, 20/F, International Trade Residential and Commercial Building Nanhu Road, Shenzhen, China
(Address of principal executive offices)

(86) 755-82204422
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2010, there was one share of our common stock issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

China Teletech Limited

Financial Statements

March 31, 2010 and December 31, 2009

(Stated in US Dollars)

China Teletech Limited

To:          The Board of Directors and Stockholders of
China Teletech Limited

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of China Teletech Limited as of March 31, 2010 and December 31, 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Teletech Limited as of March 31, 2010 and December 31, 2009,  and the results of its operations and its cash flows for the three-month periods ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 25, 2010	Certified Public Accountants

China Teletech Limited
Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS	Notes	3/31/2010	12/31/2009
Current Assets		$-	$-
Total Current Assets		-	-

Non-Current Assets		-	-
TOTAL ASSETS		$-	$-

LIABILITIES
Current Liabilities		$-	$-
TOTAL LIABILITIES		$-	$-

STOCKHOLDERS' EQUITY
Common Stock ($0.000 par value, 250,000,000 shares authorized, 1 share issued and outstanding at March 31, 2010 and December 31, 2009)		$-	$-
Additional Paid in Capital		89,111	89,111
Retained Earnings		(237,662)	(237,662)
Accumulated Other Comprehensive Income		148,551	148,551
TOTAL STOCKHOLDERS' EQUITY		-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Operations
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	Notes	3/31/2010	3/31/2009
Revenue
Sales		$-	$-
Cost of Sales		-	-
Gross Profit		-	-

Other Income (Expenses)
Other Income		-	-
Other Expenses		-	-
Total Other Income/(Expense)		-	-

Earnings before Tax		-	-

Income Tax		-	-

Net Income		$-	$-

Earnings per share
- Basic	$0.00	$0.00
- Diluted	$0.00	$0.00

Weighted average shares outstanding
- Basic	1	1
- Diluted	1	1

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Changes in Stockholders’ Equity
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)
Accumulated
	Number		Additional		Other
	of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at January 1, 2009	1	$-	$89,111	$(237,662)	$148,551	$-
Net Income	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at December 31, 2009	1	$-	$89,111	$(237,662)	$148,551	$-

Balance at January 1, 2010	1	$-	$89,111	$(237,662)	$148,551	$-
Net Income	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at March 31, 2010	1	$-	$89,111	$(237,662)	$148,551	$-

Comprehensive Income
	12/31/2009	3/31/2010	Accumulated Total
Net Income	$-	$-	$-
Foreign Currency Translation Adjustment	-	-	-
	$-	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Consolidated Statements of Cash Flows
For the three-month periods March 31, 2010 and 2009
(Stated in US Dollars)

	3/31/2010	3/31/2009
Cash Flows from Operating Activities
Cash Sourced/(Used) in Operating Activities	$-	$-

Cash Flows from Investing Activities
Cash Used/(Sourced) in Investing Activities	-	-

Cash Flows from Financing Activities
Cash Used/(Sourced) in Investing Activities	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	-	-

Cash & Cash Equivalents at Beginning of Period	-	-

Cash & Cash Equivalents at End of Period	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)
	3/31/2010	3/31/2009

Net Income	$-	$-

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:	-	-

Total of all adjustments	-	-

	$-	$-

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

As the share exchange transaction between the Company and BVI has not been completed as at March 31, 2010, no recapitalization has occurred.

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

3.            Going Concern

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

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2010, the Company had revenue of $0 and gross profit of $0.  The operating expense was $0 and a net income of $0.  The gross profit ratio was 0% and net profit ratio was 0%.  2009 was a difficult year but the Company’s first quarter result of 2010 was encouraging as the China economy recovers.  Revenue for the first quarter 2010 did not increase from the same period last year.  The gross profit ratio remained the same as well.

Liquidity and Capital Resources

At March 31, 2010, we had cash of $0.

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

Not applicable.

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

Date: September 22, 2010