Form 10-Q/A
period 2010-06-30
China Teletech Ltd
filed 2010-10-08
CIK 1473652

UNITED STATES
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

State the number of shares outstanding of each of the issuer’s classes of common equity, As of October 5, 2010, there was one share of our common stock issued and outstanding.

China Teletech Limited

FORM 10-Q

June 30, 2010

PART I

ITEM 1.FINANCIAL STATEMENTS

China Teletech Limited

Unaudited Financial Statements

June 30, 2010 and December 31, 2009

(Stated in US Dollars)

China Teletech Limited

To:	The Board of Directors and Stockholders of China Teletech Limited

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim balance sheets of China Teletech Limited (the “Company”) as of June 30, 2010 and December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the three and six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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

San Mateo, California July 20, 2010	Samuel H. Wong & Co., LLP Certified Public Accountants

China Teletech Limited
Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS	Notes	6/30/2010	12/31/2009
Current Assets		$-	$-
Total Current Assets		-	-

Non-Current Assets		-	-
TOTAL ASSETS		$-	$-

LIABILITIES
Current Liabilities		$-	$-
TOTAL LIABILITIES		$-	$-

STOCKHOLDERS' EQUITY
Common Stock ($0.000 par value, 250,000,000 shares authorized, 1 share issued and outstanding at June 30, 2010 and December 31, 2009)		$-	$-
Additional Paid in Capital		89,111	89,111
Retained Earnings		(237,662)	(237,662)
Accumulated Other Comprehensive Income		148,551	148,551
TOTAL STOCKHOLDERS' EQUITY		-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Statements of Operations
For the three and six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

		3 Months	6 Months	3 Months	6 Months
		Ended	Ended	Ended	Ended
	Notes	6/30/2010	6/30/2010	6/30/2009	6/30/2009
Revenue
Sales		$-	$-	$-	$-
Cost of Sales		-	-	-	-
Gross Profit		-	-	-	-

Other Income (Expenses)
Other Income		-	-	-	-
Other Expenses		-	-	-	-
Total Other Income/(Expense)		-	-	-	-

Earnings before Tax		-	-	-	-

Income Tax		-	-	-	-

Net Income		$-	$-	$-	$-

Earnings per share
- Basic	$-	$-	$-	$-
- Diluted	$-	$-	$-	$-

Weighted average shares outstanding
- Basic	1	1	1	1
- Diluted	1	1	1	1

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Statements of Changes in Stockholders’ Equity
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

Accumulated
	Number		Additional		Other
	of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at January 1, 2009	1	$-	$89,111	$(237,662)	$148,551	$-
Net Income	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at December 31, 2009	1	$-	$89,111	$(237,662)	$148,551	$-

Balance at January 1, 2010	1	$-	$89,111	$(237,662)	$148,551	$-
Net Income	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at June 30, 2010	1	$-	$89,111	$(237,662)	$148,551	$-

	Comprehensive Income		Accumulated
	12/31/2009	06/30/2010	Total
Net Income	$-	$-	$-
Unrealized Gain/(Loss) in Investment	-	-	-
Foreign Currency Translation Adjustment	-	-	-
	$-	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Statements of Cash Flows
For the three and six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
	6/30/2010	6/30/2010	6/30/2009	6/30/2009
Cash Flows from Operating Activities
Cash Sourced/(Used) in Operating Activities	$-	$-	$-	$-

Cash Flows from Investing Activities
Cash Used/(Sourced) in Investing Activities	-	-	-	-

Cash Flows from Financing Activities
Cash Used/(Sourced) in Investing Activities	-	-	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	-	-	-	-

Cash & Cash Equivalents at Beginning of Period	-	-	-	-

Cash & Cash Equivalents at End of Period	$-	$-	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the three and six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
	6/30/2010	6/30/2010	6/30/2009	6/30/2009

Net Income	$-	$-	$-	$-

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:	-	-	-	-

Total of all adjustments	-	-	-	-

	$-	$-	$-	$-

China Teletech Limited
Notes to Financial Statements
 For the three and six-month periods ended June 30, 2010 and 2009

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

As the share exchange transaction between the Company and BVI has not been completed as at June 30, 2010, no recapitalization has occurred.

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
Notes to Financial Statements
 For the three and six-month periods ended June 30, 2010 and 2009

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

(E)	Recognition of Revenue

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

(F)	Income Tax

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

China Teletech Limited
Notes to Financial Statements
 For the three and six-month periods ended June 30, 2010 and 2009

(G)	Recent Accounting Pronouncements

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

China Teletech Limited
Notes to Financial Statements
 For the three and six-month periods ended June 30, 2010 and 2009

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

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company

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

(E)	Recognition of Revenue

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

(F)	Income Tax

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

(G)	Recent Accounting Pronouncements

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB.

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

Going Concern

As reflected in the accompanying financial statements, the Company ceased its operations in 2007, has a net loss of $237,662 from inception, and no stockholders’ equity.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Result of Operations

For the three months ended June 30, 2010, the Company had revenue of $0 and gross profit of $0.  The operating expense was $0 and a net income of $0.  The gross profit ratio was 0% and net profit ratio was 0%.

For the six months ended June 30, 2010, the Company had revenue of $0 and gross profit of $0.  The operating expense was $0 and a net income of $0.  The gross profit ratio was 0% and net profit ratio was 0%.

Liquidity and Capital Resources

At June30, 2010, we had cash of $0.

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

Not applicable.

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

CHINA TELETECH LIMITED

Date: October 8, 2010	By:	/s/ Dong Liu
Dong Liu
President and Chief Executive Officer

Date: October 8, 2010	By:	/s/ Yuan Zhao
Yuan Zhao
Chief Financial Officer and Principal Accounting Officer