Form 10-Q
period 2010-09-30
China Teletech Ltd
filed 2010-11-15
CIK 1473652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, As of November 9, 2010, there was one share of our common stock were issued and outstanding.

China Teletech Limited

FORM 10-Q

September 30, 2010

PART I

ITEM 1.FINANCIAL STATEMENTS

China Teletech Limited

Unaudited Financial Statements

September 30, 2010 and December 31, 2009

(Stated in US Dollars)

China Teletech Limited

To:          The Board of Directors and Stockholders of
China Teletech Limited

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim balance sheets of China Teletech Limited (the “Company”) as of September 30, 2010 and December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the three and nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
October 20, 2010	Certified Public Accountants

China Teletech Limited
Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS	Notes	9/30/2010	12/31/2009
Current Assets		$-	$-
Total Current Assets		-	-

Non-Current Assets		-	-
TOTAL ASSETS		$-	$-

LIABILITIES
Current Liabilities		$-	$-
TOTAL LIABILITIES		$-	$-

STOCKHOLDERS' EQUITY
Common Stock ($0.000 par value, 250,000,000 shares authorized, 1 share issued and outstanding at September 30, 2010 and December 31, 2009)		$-	$-
Additional Paid in Capital		89,111	89,111
Retained Earnings		(237,662)	(237,662)
Accumulated Other Comprehensive Income		148,551	148,551
TOTAL STOCKHOLDERS' EQUITY		-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Statements of Operations
For the three and nine months ended September 30, 2010 and 2009
 (Stated in US Dollars)

		3 Months	9 Months	3 Months	9 Months
		Ended	Ended	Ended	Ended
	Notes	9/30/2010	9/30/2010	9/30/2009	9/30/2009
Revenue
Sales		$-	$-	$-	$-
Cost of Sales		-	-	-	-
Gross Profit		-	-	-	-

Other Income (Expenses)
Other Income		-	-	-	-
Other Expenses		-	-	-	-
Total Other Income/(Expense)		-	-	-	-

Earnings before Tax		-	-	-	-

Income Tax		-	-	-	-

Net Income		$-	$-	$-	$-

Earnings per share
- Basic	$-	$-	$-	$-
- Diluted	$-	$-	$-	$-

Weighted average shares outstanding
- Basic	1	1	1	1
- Diluted	1	1	1	1

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Statements of Changes in Stockholders’ Equity
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

Accumulated
	Number		Additional		Other
	of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at January 1, 2009	1	$-	$89,111	$(237,662)	$148,551	$-
Net Income	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at December 31, 2009	1	$-	$89,111	$(237,662)	$148,551	$-

Balance at January 1, 2010	1	$-	$89,111	$(237,662)	$148,551	$-
Net Income	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at September 30, 2010	1	$-	$89,111	$(237,662)	$148,551	$-

Comprehensive Income
	12/31/2009	09/30/2010	Accumulated Total
Net Income	$-	$-	$-
Unrealized Gain/(Loss) in Investment	-	-	-
Foreign Currency Translation Adjustment	-	-	-
	$-	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Statements of Cash Flows
For the three and nine months ended September 30, 2010 and 2009
 (Stated in US Dollars)

	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	9/30/2010	9/30/2010	9/30/2009	9/30/2009
Cash Flows from Operating Activities
Cash Sourced/(Used) in Operating Activities	$-	$-	$-	$-

Cash Flows from Investing Activities
Cash Used/(Sourced) in Investing Activities	-	-	-	-

Cash Flows from Financing Activities
Cash Used/(Sourced) in Investing Activities	-	-	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	-	-	-	-

Cash & Cash Equivalents at Beginning of Period	-	-	-	-

Cash & Cash Equivalents at End of Period	$-	$-	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the three and nine months ended September 30, 2010 and 2009
 (Stated in US Dollars)

	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	9/30/2010	9/30/2010	9/30/2009	9/30/2009

Net Income	$-	$-	$-	$-

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:	-	-	-	-

Total of all adjustments	-	-	-	-

	$-	$-	$-	$-

See Notes to Financial Statements and Accountant’s Report

China Teletech Limited
Notes to Financial Statements
 For the three and nine-month periods ended September 30, 2010 and 2009

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

As the share exchange transaction between the Company and BVI has not been completed as at September 30, 2010, no recapitalization has occurred.

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
 For the three and nine-month periods ended September 30, 2010 and 2009

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
 For the three and nine-month periods ended September 30, 2010 and 2009

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

China Teletech Limited
Notes to Financial Statements
 For the three and nine-month periods ended September 30, 2010 and 2009

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

(A	Method of Accounting

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

Result of Operations

For the three months ended September 30, 2010, the Company had revenue of $0 and gross profit of $0.  The operating expense was $0 and a net income of $0.  The gross profit ratio was 0% and net profit ratio was 0%.

For the six months ended September 30, 2010, the Company had revenue of $0 and gross profit of $0.  The operating expense was $0 and a net income of $0.  The gross profit ratio was 0% and net profit ratio was 0%.

Liquidity and Capital Resources

At September 30, 2010, we had cash of $0.

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

Following becoming a reporting company which we hope to achieve within the next 60 days, we plan on making a private placement of our securities to raise the funds for our initial expansion plans. The private placement should close within the next six (6) months and we have contacted a securities firm to assist us with the private placement.  Assuming the private placement is successful, we plan on expanding in Shenzhen during the next six (6) months and starting the mobile phone application and software development thereafter.  The development of mobile phone application is dependent upon sufficient financing and the identification of suitable mobile phone application suppliers and distributors.

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

CHINA TELETECH LIMITED

Date: November 9, 2010	By:	/s/ Dong Liu
Dong Liu
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Yuan Zhao
Yuan Zhao
Chief Financial Officer and Principal Accounting Officer