Form 10-K
period 2010-12-31
China Teletech Ltd
filed 2011-04-15
CIK 1473652

 U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-167198

CHINA TELETECH LIMITED
(Name of small business issuer as specified in its charter)

British Columbia	27-1011540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room A, 20/F, International Trade Residential and Commercial Building
Nanhu Road, Shenzhen, China
________________________________________________________________________
(Address of principal executive offices)

(86) 755-82204422
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0 par value per share
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes  ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of April 13, 2011, the registrant had one shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

Table of Contents

 FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

●	risks related to our international operations and currency exchange fluctuations; and
●	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References in this annual report to “we”, “us”, “our”, the “Company” refer to China Teletech Limited (f/k/a Stream Horizons Studio, Inc.), a British Columbia company, unless otherwise indicated.

References to China or the PRC refer to the People’s Republic of China.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

PART I

ITEM 1.    BUSINESS

Company Overview

Operating through two subsidiaries, Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and Guangzhou Yueshen Taiyang Network and Technology Co., Ltd. (“Guangzhou Yueshen”), both of which incorporated in the People’s Republic of China (“PRC”), the Company primarily engages in the trading and distribution of rechargeable phone cards, prepaid subway tickets and mineral water in the PRC. The Company controls Shenzhen Rongxin and Guangzhou Yueshen as well as their operations through a series of contractual arrangements (as described below in this report).

Specifically, Guangzhou Yueshen principally engages in the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories in Guangzhou city in China.  It sells the products to wholesalers, retailers, and end users. Shenzhen Rongxin’s primary business is the wholesale and distribution of mineral water as well as trading of wine. Shenzhen Rongxin’s is the exclusive supplier of Tibet Glacial 5100 spring water in the Guangdong Province of China.

Organization

China Teletech Limited (formerly known as Stream Horizons Studio, Inc.) was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001 (“we”, “us”, “our”, “China Teletech”, or the “Company”) under the name Infotec Business Strategies, Inc.. The Company is a wholly owned subsidiary of CN Dragon Corporation (formerly known as Wavelit), a Nevada company (“CN Dragon”). From its inception, the Company was engaged in the production of video for broadcast over the internet, both live streaming video and on-demand pre-recorded video.  The full service studio offered full video editing, both post-production and live-editing, “green-screen” video production, digital still photography services, as well as the capability to broadcast and edit together live video feeds from any location with broadband internet services (virtual studio). The Company had historically been responsible for the broadcast of various live events and creation of corporate videos for the clients of its parent company, CN Dragon.

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

Following the filing of the Preliminary Form 14C, on or about May 20, 2009 the Company entered into a share exchange agreement (the “Exchange Agreement”) with CTL. Pursuant to the Exchange Agreement, the Company agreed to exchange 241,250,000 shares of its common stock for 10 shares of CTL representing 100% of CTL’s issued and outstanding shares, thus making CTL a wholly owned subsidiary of the Company. However, pursuant to the terms of the Exchange Agreement, the transaction will not close until the Company is able to properly consummate the Spin-Off, obtain SEC approval and effectiveness of a registration statement (“Registration Statement”) and file the Definitive Form 14C with the SEC (the “Closing Transaction”).

In connection with the Spin-Off and as explained above, CN Dragon will distribute 8,750,000 shares to be issued in the Spin-Off as a Distribution to its shareholders of record as of the Record Date proportionally. This Distribution will constitute our initial public offering. The Distribution is expected to be effected as soon as practicable after the date the Registration Statement is declared effective and the effectiveness of the Closing Transaction.

Following the effectiveness of the Registration Statement and the Closing Transaction, the Company plans to cease its video for broadcast operations and direct its business focus to CTL’s business operations. Currently, CTL maintains two operating subsidiaries in the People’s Republic of China (“PRC”); namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Yueshen Taiyang Network and Technology Co., Ltd. (“Guangzhou Yueshen”).

Set forth below is an organizational chart depicting the corporate structure of China Teletech Limited before the spin-off:

Set forth below is an organizational chart depicting the corporate structure of China Teletech Limited following the spin-off:

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

RISKS RELATED TO OUR BUSINESS

Following the Closing Transaction, management will collectively hold approximately 96.5% of the outstanding shares and exercise control of the Company.

Following the Closing Transaction, the two officers/directors, Dong Liu and Yuan Zhao, collectively hold 96.5% of the outstanding shares and exercise control of the company. Accordingly, our other shareholders will have little or no control of the company.

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

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, are in their early stage of development. We cannot guarantee that we will succeed in achieving our business goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition, operating results and our ability to continue as a going concern. We expect that we will require additional capital in order to execute our current business plan. As a development stage business, we may in the future experience under capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. As a result of these factors, other factors described herein and unforeseen factors, we may not be able to successfully implement our business model.

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

Shenzhen Rongxin, one of our wholly owned subsidiaries, may suffer from supply shortage since its purchases of mineral water are sourced from a single vendor.

The primary business of Shenzhen Rongxin is the wholesale and distribution of mineral water as well as the trading of wine. All the mineral waters it purchases for resale are sourced from a single vendor, Tibet Glacial Mineral Water Co., Ltd. (“Tibet Glacial”). Although Shenzhen Rongxin has entered into a purchase agreement with Tibet Glacial pursuant to which Tibet Glacial guarantees the supply of mineral water at a fixed price until December 31, 2012, any unforeseeable events, such as a force majeure, may result in substantial reduction or termination of the mineral water supply, which will severely disrupt the normal operations of our subsidiary.

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

There are several members in senior management with extensive management experience in the telecommunications industry.  The Company acknowledges that it may lose some of these valued members but the effect on the Company would be minimal.  Guangzhou Rongxin is well connected with the telecommunications industry in PRC and would be able to find capable replacements if needed.  The Company will also implement performance based incentive mechanisms to reduce the loss of senior management.

Requirements associated with being a public company require significant company resources and management attention.

As a public company subject to the reporting requirements of the Securities Exchange Act of 1934 and the other rules and regulations of the SEC, we have been working with independent legal, accounting and financial advisors to adjust our financial and management control systems in a way to manage our growth and our obligations as a public company.  These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems.  We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting.  However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley Act will create additional costs for us, require the time and attention of our management, as well as the employment of additional personnel and outside consultants. We cannot predict or estimate the amount of such additional costs we may incur, the timing of such costs or the degree of impact it would have on our business.

Our planned growth together with our added obligations of being a public company may strain our business infrastructure, which could adversely affect our operations and financial condition.

As we grow, we will face the risk that our future resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We may also face new challenges, including an increase in information to be processed by our management information systems and diversion of management attention and resources away from existing operations and towards growth in new markets. Our current growth strategy will require us to increase our management and other resources over the next few years. In particular, heightened new standards with respect to internal accounting and other controls, as well as other resource-intensive requirements of being a public company, may, and have further strained our business infrastructure. If we are unable to manage our planned growth and maintain effective controls, systems and procedures, we may be unable to efficiently operate and manage our business and have and may continue to experience information lapses affecting our public reporting which could adversely effect our operations and financial condition.

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

Our expansion strategy will require additional capital for, among other purposes, relocating stores, renovating existing stores, entering new collaboration terms with distributors, wholesalers and other retailers, and entering new markets, including researching existing and new real estate and consumer markets, lease costs, inventory, property and equipment and other costs associated with renovated and relocated store and market entry expenses and growth.  If cash generated internally is insufficient to fund capital requirements, or if funds are not available, we will require additional debt or equity financing.  Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our expansion, renovation and relocation strategies by reducing or delaying capital expenditures relating to renovated and relocated stores and new market entry, selling assets or restructuring or refinancing our indebtedness. As a result, there can be no assurance that we will be able to fund our current plans for the expansion, renovation and relocation of existing stores or entry into new markets.

The Company plans to expand its two existing retail locations mainly by investing in additional hardware and software necessary to enable the Company to conduct sales of prepaid phone cards over the Internet to both wholesalers and end users. Thorough testing of the functionality and once implemented, it is anticipated that the Company’s customers in not just Guangzhou but in a few more provinces of China would be able to purchase prepaid phone cards over the Internet 24 hours a day, 7 days a week.

If we are unable to maintain the profitability of our existing operations and to generate profit for the new operations, we may not be able to adequately implement our growth strategy, which may adversely affect our overall operating results.

Our planned growth depends, in part, on our ability to maintain the profitability of our existing operations and to open new operations in Shenzhen and other locations in Guangdong Province.  There can be no assurance, however, that we will be able to reach favorable terms with distributors, wholesalers and other retailers, identify and obtain favorable store sites, arrange favorable leases for stores, obtain governmental and other third-party consents, permits and licenses needed to expand or operate stores, construct or refurbish stores, or hire, train and integrate qualified sales associates in those stores.  If we are unable to profitably manage new operations and maintain the profitability of our existing operations, we may not be able to adequately implement our growth strategy, which may adversely affect our overall operating results.

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

Any projections used in this Report may not be accurate.

Any and all projections and estimates contained in this Report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

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

We are being separated from CN Dragon, our parent company, and, therefore, we have a limited operating history as a separate company, and no history as a separate reporting company until the Registration Statement filing.

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

Following the Registration Statement, an active public market for our common stock may not develop or be sustained. Further, the market price of our common stock may decline below the price paid for investor’s shares.

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

Shares not registered in the Registration Statement will continue to be subject to the resale restrictions imposed by Rule 144.

We will issue a total of 250,000,000 shares pursuant to the proposed share exchange transaction. As a result, Dong Liu and Yuan Zhao will become our affiliates. Their shares cannot be sold until six months after the share exchange transaction and are subject to Rule 144’s resale limitations, including, but not limited to, the following:

-	volume limitation;
-	aggregation;
-	broker transaction, and
-	Form 144 filing requirements.

The volume limitations provide that a person (or persons who must aggregate their sales) cannot, within any three-month period, sell more than the greater of one percent of the then outstanding shares, or the average weekly reported trading volume during the four calendar weeks preceding each such sale.

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

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the Company operates in the telecommunication industry which is closely monitored by the central and local governments. The central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms, to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, to increase tax rates and to restrict the business activities of the telecommunications industry, could have a significant effect on economic conditions in China or particular regions thereof, adversely affect the profitability of the Company, and could require us to restructure our business.

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

The PRC law may require us to appropriate a portion of our net income to our statutory reserve in an amount up to a maximum of 50% of our registered capital in the PRC, which may substantially reduce our cash flow available and affect our results of operations and liquidity.

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Such deposition of funds into a statutory reserve account may substantially reduce funds available to us for other operation, investment or distribution purposes.

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

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

No established public trading market exists for our common stock. We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

As of April 13, 2010, in accordance with our transfer agent records, we had one shareholder of record holding one share of our common stock.  Following the Spin-off transaction discussed above, we will have approximately 337 holders of record of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities authorized for issuance under equity compensation plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of CTL.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of CTL.

Results of Operations

For the year ended December 31, 2009, CTL had revenue of $10,803,459 and gross profit of $410,135. The operating expense was $362,223 and a net income of $13,828. The gross profit ratio was 3.80% and net profit ratio was 0.13%.

For the year ended December 31, 2010, CTL had revenue of $14,655,224 and gross profit of $518,489. The operating expense was $336,576 and a net income of $183,111. The gross profit ratio was 3.54% and net profit ratio was 1.25%.

Between 2009 and 2010, sales increased by $3,851,765.  The increase in sales came mostly from phone card and wine sales.   Phone card sales account for the 71% of CTL sales for the year ended December 31, 2010.  Guangzhou Rongxin managed to increase its phone card sales from $7,057,398 in 2009 to $10,421,762 by offering more special promotions provided by the pre-paid phone card carriers such as China Mobile Ltd. to its customers.  One example of a special promotional offer is that bonus airtime would be given for every re-fill during the festive seasons or public holidays.  In addition, Shenzhen Rongxin managed to sell more wine from 450,626 in 2009 to $3,376,130 in 2010.  During 2010, Shenzhen Rongxin switched its target customers from military officials to wholesalers in China.  Although the gross margin percentage is lower on the sales to wholesales, Shenzhen Rongxin could achieve a much higher sales volume and higher profit amount.  The increase in phone card and wine sales more than cover the significant decrease of subway card sales from $3,024,599 in 2009 to $434,240 in 2010.  The decrease arose because Shenzhen Rongxin was able to obtain a special discount on a batch of subway cards and sell a lot more by offering its customers a special price in 2009 only.

Operating expenses went down from 2009 to 2010 as a result of management continued effort to curtail costs.

With higher sales and less operating expenses from 2009 to 2010, CTL had a more profitable year.

Guangzhou Rongxin has two business locations under operating leases. Guangzhou Rongxin took a very conservative approach in accounting for the expenses related to leasehold improvements. Guangzhou Rongxin weighed the probability of potentially moving to a different location after one operating period, as such Guangzhou Rongxin decided to take the entire expense at once.

One business location is a store in the city of Guangzhou. At the store front, the customers pay and receive the pre-paid phone or subway cards at the same time and, therefore, revenue generated at the store is recognized at the point of sale. Another business location is the sales office also in the city of Guangzhou. For those customers that purchase pre-paid cards from the sales office, they will first make payment to Guangzhou Rongxin. After receipt of funds, Guangzhou Rongxin will arrange delivery of the pre-paid cards. Some customers pick up the cards from the sales office. Guangzhou Rongxin recognizes revenue generated from the sale office upon delivery of goods to the customers. For the operating costs of these two business locations, they are charged to expenses as they are incurred. For leasehold improvements, they will be capitalized and amortized over the lease term or the expected useful life, unless they do not provide any future economic benefits in management opinion.  The amount of leasehold improvements incurred for the years ended December 31, 2009 and 2010 are immaterial and have been included in the operating expenses.

Liquidity and Capital Resources

At December 31, 2010, we had cash of $0 and China Teletech Limited (fks Sierra Vista) had $907,959.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not utilize sensitive instruments subject market risk in our operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of our executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	SINCE	POSITION
Dong Liu	38	2009	President, Chief Executive Officer and Chairman of the Board of Directors
Yuan Zhao	28	2009	Chief Financial Officer, Secretary and Director
Henry Guori Li (1)	69	2007	Promoter, Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Sole Director

(1) Henry Guori Li served as our sole officer and director from 2007 to May 2009. On May 20, 2009, the Company entered into a share exchange agreement (the “Exchange Agreement”) with CTL. Pursuant to the terms of the Exchange Agreement, Mr. Henry Guori Li resigned as the sole director and officer of the Company, and Mr. Dong Liu and Mr. Yuan Zhao were appointed as the directors and officers of the Company, as described herein. He was also a promoter of the Company as defined under Rule 405 of the Securities Act of 1933, as amended.

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Dong Liu, Age 38, President, Chief Executive Officer and Chairman of the Board of Directors

Mr. Liu is the President, Chief Executive Officer and Chairman of the Board of Directors of the Company.  He is also the Chairman of Shenzhen Rongxin Investment Company Limited, a company that invests in communications equipment, computer and network technology development.  He had previously worked for China’s state-owned enterprise, Jinxin Industy Development Company Limited, in Hainan Province and Shenzhen for 11 years and participated in the government’s involvement in business development with several industries.

Yuan Zhao, Age 28, Chief Financial Officer, Secretary and Director

Mr. Zhao is the Chief Financial Officer, Secretary and a director of the Company.  In 2007, he was a business consultant for a Singapore investment company, Huantong Singapore Co. Ltd., which involves in the trading services of telecommunications equipment.  He studied business administration at the Asia Pacific Management Institute in Singapore from 2005 to 2007. Previously he had 4 years’ experience in the hotel management industry in Canada.

Henry Guori Li, Age 69, Promoter, Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Sole Director

Mr. Li was the promoter of the Company. From 2007 to May 2009, he served as our sole director and officer. Mr. Li’s education includes an undergraduate degree in Philosophy from St. Lawrence, Beacon,  New York, a graduate degree in Theology from Immaculate Heart of Mary, Geneva, New York and a post graduate degree from Iona College, New Rochelle, New York.  Following the completion of his formal education, Mr. Li served in the United States Navy, retiring as a Lieutenant Commander.  After the end of Operation Desert Storm in the Persian Gulf War, Mr. Li ended his military career with the meritorious service medal having served the Navy, Marine Corps and Coast Guard both at home and abroad.  Mr. Li has extensive experience as an administrator and consultant in the fields of education, business and many charitable organizations and has been offering consulting services in these fields since 1995.

Neither Mr. Liu, Mr. Zhao nor Mr. Li has been involved in any of the following legal proceeding within the past 10 years that would materially affect their integrity or his ability to act on behalf of our company:

1.	any bankruptcy petition filed by or against any business of which the above was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

There are no family relationships exist between the directors and executive officers of the Company.

Auditors; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its Chief our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as of the date hereof.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation. At this time, we do not have any further executive compensation plan for Messrs. Liu and Zhao following the Closing Transaction except for the items mentioned herein. Messrs. Liu and Zhao have not received any compensation relating to their involvement with Shenzhen Rongxin and Guangzhou Rongxin for 2010 as well.

Employment Agreements

Currently, we do not have any employment agreements.  However, following the Closing Transaction, we plan to enter into an employment agreement with Mr. Liu as President and Director at a compensation rate of $2,841 per month.

Following the Closing Transaction, we plan to enter into an employment agreement with Mr. Zhao as Chief Financial Officer, Secretary and Director at a compensation rate of $2,600 per month.

At this time, we do not have any further executive compensation or incentive plans for Messrs. Liu and Zhao following the spin-off and share exchange transaction save for the abovementioned.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. At this time, we do not have any further executive compensation plan for Messrs. Liu and Zhao following the Closing Transaction except for the items mentioned herein.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of the date hereof, but prior to the Closing Transaction and Distribution, by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

CN Dragon Corporation (1)	1	100%
Henry Guori Li (1)(2)	0	0%

Total	1	100%

(1)	The address is 7216 West Enterprise Drive, Las Vegas, Nevada, 89417.
(2)	Mr. Li is also CN Dragon’s Chief Executive Officer and sole director.

The following table sets forth certain information regarding the proposed beneficial ownership of the issued and outstanding shares of our common stock following the effectiveness of the Registration Statement and Closing Transaction, but before the Distribution by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Dong Liu(1)	120,625,000	48.25%
Yuan Zhao(2)	120,625,000	48.25%
CN Dragon Corporation(3)	8,750,000	3.5%

Total	250,000,000	100%

(1)	The address is Room A, 20/F, International Trade Residential and Commercial Building, Nanhu Road, Shenzhen China 518002.
(2)	The address is Room 904, Block C, ShengYueJu, FengYuan Road, Guangzhou China, 510130.
(3)
These shares represent the shares to be issued to CN Dragon and subsequently issued to CN Dragon’s shareholder’s in the Distribution. The address is Room A, 20/F, International Trade Residential and Commercial Building, Nanhu Road, Shenzhen China 518002.

The following table sets forth certain information regarding the proposed beneficial ownership of the issued and outstanding shares of our common stock following the Closing Transaction and Distribution by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Dong Liu(1)	120,625,000	48.25%
Yuan Zhao(2)	120,625,000	48.25%

Total	241,250,000	96.5%

(1)	The address is Room A, 20/F, International Trade Residential and Commercial Building, Nanhu Road, Shenzhen China 518002.
(2)	The address is Room 904, Block C, ShengYueJu, FengYuan Road, Guangzhou China, 510130.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date hereof and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Following the Closing Transaction, Mr. Dong Liu will serve as our President, Chief Executive Officer and Chairman of the Board of Director and Mr. Yuan Zhao will serves as our Chief Financial Officer, Secretary and Director. After the Closing Transaction, we will issue 120,625,000 restricted shares of common stock, or 48.25% of our outstanding shares, to Mr. Liu and another 120,625,000 restricted shares of common stock, or 48.25% of our outstanding shares, to Mr. Zhao. After the issuance of the shares, Messrs, Liu and Zhao will collectively hold 96.5% of our outstanding common stock and exercise control over the Company. No further benefits, other than the shares exchanged following the Closing Transaction and the executive compensation mentioned herein, were conveyed to Messrs. Dong Liu and Yuan Zhao.

Messrs. Dong Liu and Yuan Zhao do not have any business or personal relationships with CN Dragon or CN Dragon’s directors or officers. The Company has no plans for any business involvement with CN Dragon following the Closing Transaction.

Messrs. Dong Liu and Yuan Zhao beneficially own 51% and 49% of Shenzhen Rongxin, respectively, and have each signed four (4) agreements, as disclosed on page A7 of the Financial Statements, which effectively transferred all rights and the exclusive ownership of Shenzhen Rongxin to CTL. Following the Closing Transaction, the Company shall acquire 100% ownership of CTL, thereby controlling 100% interest in Shenzhen Rongxin.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Appointment of Auditors

Our Board of Directors selected Samuel H. Wong & Co., LLP as our auditors for the year ended December 31, 2010.

Audit Fees

Samuel H. Wong & Co., LLP billed us $54,000 in audit fees during the year ended December 31, 2010 and $29,000 in audit fees during the year ended December 31, 2009.

Audit-Related Fees

We did not pay any fees to Samuel H. Wong & Co., LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2010 and December 31, 2009.

Tax and All Other Fees

We did not pay any fees to Samuel H. Wong & Co., LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2010 and December 31, 2009.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Samuel H. Wong & Co., LLP, and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2010, and for the year then ended, none of the hours expended on Samuel H. Wong & Co., LLP’s engagement to audit those financial statements were attributed to work by persons other than Samuel H. Wong & Co., LLP’s full-time, permanent employees.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation filed with the British Columbia Ministry of Finance on October 1, 2001 *

3.2	Certificate of Name Change filed with the British Columbia Ministry of Finance on November 17, 2005 *

3.3	Certificate of Restoration filed with the British Columbia Ministry of Finance on August 28, 2009 *

3.4	By-Laws of China Teletech Limited *

4.1	Notice of Alteration filed with the British Columbia Ministry of Finance on October 7, 2009 *

10.1	Stock Purchase and Share Exchange Agreement dated May 20, 2009 *

10.2	Share Transfer Agreement by and among Dong Liu, Yuanzhao and China Teletech Limited (formerly known as Sierra Vista Group Limited) *

10.3	Share Transfer Agreement by and between Shanghai Classic Group Limited and China Teletech Limited (formerly known as Stream Horizon Studios, Inc.) *

10.4	Guangzhou Yueshen-Call Option Agreement between Shanghai Classic Group Limited and China Teletech Limited *

10.5	Guangzhou Yueshen-Share Pledge Agreement between Shanghai Classic Group Limited and China Teletech Limited *

10.6	Guangzhou Yueshen-Deed of Undertaking between Shanghai Classic Group Limited and China Teletech Limited *

10.7	Guangzhou Yueshen-Loan Agreement between Shanghai Classic Group Limited and China Teletech Limited *

10.8	Shenzhen Rongxin-Call Option Agreement between Yuan Zhao and China Teletech Limited *

10.9	Shenzhen Rongxin-Call Option Agreement between Dong Liu and China Teletech Limited *

10.10	Shenzhen Rongxin-Share Pledge Agreement between Yuan Zhao and China Teletech Limited *

10.11	Shenzhen Rongxin-Share Pledge Agreement between Dong Liu and China Teletech Limited *

10.12	Shenzhen Rongxin-Deed of Undertaking between Yuan Zhao and China Teletech Limited *

10.13	Shenzhen Rongxin-Deed of Undertaking between Dong Liu and China Teletech Limited *

10.14	Shenzhen Rongxin-Loan Agreement between Yuan Zhao and China Teletech Limited *

10.15	Shenzhen Rongxin-Loan Agreement between Dong Liu and China Teletech Limited *

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA TELETECH LIMITED

Date: April 15, 2011	By:	/s/ Dong Liu
Dong Liu
President, Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of China Teletech Limited and in the capacities and on the dates indicated.

April 15, 2011	By:	/s/ Dong Liu
Dong Liu
President, Chief Executive Officer and Chairman

April 15, 2011	By:	/s/ Yuan Zhao
Yuan Zhao
Chief Financial Officer, Secretary and Director

CHINA TELETECH LIMITED
(fka SIERRA VISTA GROUP LIMITED)
Consolidated Financial Statements
December 31, 2010 and 2009
(Stated in US Dollars)

China Teletech Limited (fka Sierra Vista Group Limited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
China Teletech Limited (fka Sierra Vista Group Limited)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Teletech Limited (fka Sierra Vista Group Limited) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of CTL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Teletech Limited (fka Sierra Vista Group Limited) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Samuel H. Wong & Co., LLP
San Mateo, California	Samuel H. Wong & Co., LLP
April 14, 2011	Certified Public Accountants

China Teletech Limited (fka Sierra Vista Group Limited)
Consolidated Balance Sheets
As of December 31, 2010 and 2009
 (Stated in US Dollars)

ASSETS	Notes	12/31/2010	12/31/2009
Current Assets
Cash and Cash Equivalents	2D	$907,959	$337,490
Other Receivable	3	152,182	160,962
Inventories	2E	151,245	253,118
Advances to Suppliers	2F	-	117,008
Prepaid Expenses		132,430	123,677
Total Current Assets		1,343,816	992,255

Non-Current Assets
Property, Plant & Equipment, net	2G,4	638	28,526
Other Assets		258	258

TOTAL ASSETS		$1,344,712	$1,021,039

LIABILITIES
Current Liabilities
Accounts Payable		$686	$2,116
Taxes Payable		297,246	225,197
Other Payable		5,585	86,724
Related Parties Payable	5	173,701	52,887
Accrued Liabilities		40,000	40,000
Total Current Liabilities		517,218	406,924

TOTAL LIABILITIES		$517,218	$406,924

STOCKHOLDERS' EQUITY
Registered Capital		$10	$10
Additional Paid in Capital		1,410,246	1,410,246
Statutory Reserve	2I,6	-	-
Retained Earnings		(732,831)	(915,942)
Accumulated Other Comprehensive Income 2J		150,069	119,801
TOTAL STOCKHOLDERS' EQUITY		827,494	614,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,344,712	$1,021,039

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited (fka Sierra Vista Group Limited)
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009
 (Stated in US Dollars)

	Notes	12/31/2010	12/31/2009
Revenues
Sales	2K	$14,655,224	$10,803,459
Cost of Sales	2L	14,136,735	10,393,324
Gross Profit		518,489	410,135

Operating Expenses
Selling Expenses	2M	40,031	49,493
General & Administrative Expenses	2N	296,545	312,730
Total Operating Expense		336,576	362,223

Operating Income/(Loss)		181,913	47,912

Other Income (Expenses)
Bad Debt Recovery		75,622	-
Other Income		40	19,971
Other Expenses		(11,681)	(19,266)
Interest Income		11	73
Interest Expense		-	(3)
Total Other Income/(Expenses)		63,992	775

Earnings before Tax		245,905	48,687

Income Tax	2Q	62,794	34,859

Net Income		$183,111	$13,828

Earnings per share
Basic	$18,311.10	$1,382.80
Diluted	$18,311.10	$1,382.80

Weighted average shares outstanding
Basic	10	10
Diluted	10	10

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited (fka Sierra Vista Group Limited)
Consolidated Statements of Changes in Stockholders’ Equity
As of December 31, 2010 and 2009
 (Stated in US Dollars)

						Accumulated
	Number		Additional			Other
	of	Registered	Paid in	Statutory	Retained	Comprehensive
	Shares	Capital	Capital	Reserve	Earnings	Income	Total
Balance at January 1, 2009	10	$10	$1,410,246	$-	$(929,770)	$109,279	$589,765
Net Income	-	-	-	-	13,828	-	13,828
Distribution of Dividends	-	-	-	-	-	-	-
Unrealized Gain/(Loss) on Investment	-	-	-	-	-	9,004	9,004
Foreign Currency Translation Adjustment	-	-	-	-	-	1,518	1,518
Balance at December 31, 2009	10	$10	$1,410,246	$-	$(915,942)	$119,801	$614,115

Balance at January 1, 2010	10	$10	$1,410,246	$-	$(915,942)	$119,801	$614,115
Net Income	-	-	-	-	183,111	-	183,111
Distribution of Dividends	-	-	-	-	-	-	-
Unrealized Gain/(Loss) on Investment	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	30,268	30,268
Balance at December 31, 2010	10	$10	$1,410,246	$-	$(732,831)	$150,069	$827,494

	Comprehensive Income
	12/31/2009	12/31/2010	Accumulated Total
Net Income	$13,828	$183,111	$196,939
Unrealized Gain/(Loss) on Investment	9,004	-	9,004
Foreign Currency Translation Adjustment	1,518	30,268	31,786
	$24,350	$213,380	$237,729

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited (fka Sierra Vista Group Limited)
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009
Cash Flows from Operating Activities
Cash Received from Customers	$14,664,003	$10,468,317
Cash Paid to Suppliers & Employees	(14,138,495)	(10,878,471)
Interest Received	11	73
Interest Paid	-	(3)
Taxes Paid	2,775	19
Miscellaneous Receipts	40	19,971
Cash Sourced/(Used) in Operating Activities	528,334	(390,095)

Cash Flows from Investing Activities
Proceeds from Sale of Short-term Investment	-	15,950
Purchase of Property, Plant, and Equipment	-	(24,947)
Proceeds from Disposal of Property, Plant and Equipment	11,867	16,527
Purchase of Other Assets	-	(258)
Cash Used/(Sourced) in Investing Activities	11,867	7,272

Cash Flows from Financing Activities
Cash Sourced/(Used) in Financing Activities	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the year	540,201	(382,823)

Effect of Other Comprehensive Income	30,268	10,522

Cash & Cash Equivalents at Beginning of Year	337,490	709,791

Cash & Cash Equivalents at End of Year	$907,959	$337,490

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited (fka Sierra Vista Group Limited)
Reconciliation of Net Cash Provided by Operating Activities
For the year ended December 31, 2010 and 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009

Net Income	$183,111	$13,828

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Gain on Sale of Short-term Investment	-	(13,896)
Depreciation	4,227	9,459
Loss on disposal of property, plant and equipment	11,794	3,700
Decrease/(Increase) in Accounts Receivable	-	21,009
Decrease/(Increase) in Other Receivable	8,780	(160,962)
Decrease/(Increase) in Inventories	101,873	(114,968)
Decrease/(Increase) in Advances to Suppliers	117,007	(117,007)
Decrease/(Increase) in Prepaid Expenses	(8,753)	(123,677)
Increase/(Decrease) in Accounts Payable	(1,430)	(118)
Increase/(Decrease) in Taxes Payable	72,049	35,386
Increase/(Decrease) in Other Payable	(81,139)	35,775
Increase/(Decrease) in Related Parties Payable	120,815	52,887
Increase/(Decrease) in Accrued Liabilities	-	40,000
Increase/(Decrease) in Customer Deposits	-	(71,511)

Total of all adjustments	345,223	(403,923)

	$528,334	$(390,095)

See Notes to Consolidated Financial Statements and Accountant’s Report

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

1.	The Company and Principal Business Activities

Organizational Structure

China Teletech Limited (“CTL”), formerly “Sierra Vista Group Limited,” is a British Virgin Islands Company, incorporated on January 30, 2008 under the British Virgin Islands Business Companies Act, 2004.  CTL was formed for the purpose of providing a group structure to enhance the viable capacity as discussed below of a variable interest entity and a wholly owned subsidiary located in the People’s Republic of China (“PRC”); namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Rongxin Science and Technology Limited (“Guangzhou Rongxin”, formerly known as Guangzhou Yueshen Taiyang Network and Technology Co., Ltd.). respectively, and to undergo a reverse merger transaction with China Teletech Limited (the “Company”) , formerly “Stream Horizon Studios, Inc.”, which may include an equity financing in the near future. CTL’s primary business operations are conducted through Shenzhen Rongxin and Guangzhou Rongxin. Pursuant to a share transfer agreement, CTL purchased 100% of the shares of Guangzhou Rongxin for a price of RMB 800,000.  The share purchase was approved by the Guangzhou government in PRC on September 8, 2010.

Share Exchange Agreement

The Company was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001.  The Company was formerly a subsidiary of Wavelit, Inc., a Nevada corporation. The Compnay will be spun off from its parent to the shareholders of Wavelit, Inc where the shareholders of Wavelit, Inc. will receive an aggregate of 8,750,000 common shares. The Compnay is in the process of submitting a Form S-1 to register the securities that it will issue in this transaction. Concurrently, the Company is applying to have its common shares independently quoted on the Over the Counter Bulletin Board Market in the United States of America.

Upon declaration of effectiveness by the US Securities and Exchange Commission of the Form S-1, the Company will enter into reverse merger transaction via a share exchange agreement with CTL.  Under the terms of the share exchange agreement, the Company will issue an aggregate of 241,250,000 shares of common stock to the shareholders of CTL for 100% of the outstanding stock of CTL.

As the share exchange transaction between CTL and the Company has not been completed as at December 31, 2010, no recapitalization of CTL has occurred.

Variable Interest Entity Agreement

CTL entered into three contractual agreements that for accounting purposes will be collectively known as the variable interest entity (“VIE”) agreement, with Mr. Liu Dong and Mr. Zhao Yuan who beneficially own Shenzhen Rongxin 51% and 49%, respectively.  The VIE agreement entitles CTL to 100% of the future earnings and losses of Shenzhen Rongxin.  CTL accounted for the VIE agreement, in accordance to ASC 810-10, by consolidating Shenzhen Rongxin as a wholly owned subsidiary because CTL has the authority to (1) direct the operations of the Shenzhen Rongxin, (2) provide financial support for Shenzhen Rongxin, and (3) CTL is primary beneficiary of the results of operations of Shenzhen Rongxin.  The significant terms of the VIE agreement are detailed by each contract below:

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

I.      Exclusive Option Agreement

CTL, or parties designated by CTL, has been granted the irrevocable right to purchase all or part of the ownership interest of Shenzhen Rongxin at any time when the Exclusive Option Agreement is in effect.  The purchase price for all of the ownership interest of Shenzhen Rongxin is RMB$10,000,000 or 80% of the appraised value of Shenzhen Rongxin, subject to PRC laws at the time of exercising the option.   If CTL chooses to purchase part of the ownership interest, the purchase price will be 80% of the appraised value of Shenzhen Rongxin.  Mr. Liu Dong and Mr. Zhao Yuan cannot dispose, assign or mortgage Shenzhen Rongxin’s assets or operations, increase or decrease the registered capital of Shenzhen Rongxin, change the members of the board of directors, distribute dividends, and alter the articles and ownership of Shenzhen Rongxin, without the expressed written consent of CTL.

These rights are exclusively granted to CTL and are not transferable without expressed written consent by Mr. Liu Dong and Mr. Zhao Yuan.

This agreement remains in effect for CTL, Mr. Liu Dong and Mr. Zhao Yuan  and their successors if their rights are assigned, unless this agreement is unanimously terminated by all aforementioned parties.

II.    Shareholders' Voting Agreement

Mr. Liu Dong and Mr. Zhao Yuan have agreed to attend and vote at any shareholder meeting of Shenzhen Rongxin or otherwise exercise all voting power in accordance with the direction of CTL.

III.   Shares Pledge Agreement

Shenzhen Rongxin intended to sell all of its stock to CTL; however, before such transactions could be realized under PRC laws, in order to protect the interest of the shareholders of CTL, Mr. Liu Dong and Mr. Zhao Yuan have pledged all their ownership of Shenzhen Rongxin to CTL.  In the event that there was a significant decline in value and the interest of the shareholders of CTL was undermined, CTL could sell all the stock of Shenzhen Rongxin at its discretion.

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

Business

Shenzhen Rongxin’s primary business is the wholesale and distribution of mineral water as well as trading of wine.  Shenzhen Rongxin is the exclusive supplier of Tibet Glacial 5100 spring water to the Guangdong Province of PRC, which currently has a population of approximately 110 million people.

Guangzhou Rongxin is principally engaged in the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones, and cellular phone accessories in Guangzhou in the PRC.  Guangzhou Rongxin sells to wholesalers, retailers, and end users.

2.	Summary of Significant Accounting Policies

(A)	Method of Accounting

CTL maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by CTL conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(B)	Consolidation

The consolidated financial statements include all the accounts of CTL acted as variable interest entity of Shenzhen Rongxin, and its wholly owned subsidiary, Guangzhou Rongxin.  Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

As of December 31, 2010, the detailed identities of the operating wholly owned subsidiary and variable interest entity are as follows:-

Name of Entities	Date of Incorporation	Place of Incorporation	Attributable Equity Interest	Registered Capital
Shenzhen Rongxin	11/21/1996	PRC	100%	RMB 10,000,000
Guangzhou Rongxin	4/19/2004	PRC	100%	HKD 1,200,000

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

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

Property, plant, and equipment are depreciated using the straight-line method over their estimated useful life with a 10% salvage value.  Their useful lives are as follows:

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

Fixed Assets Classification	Useful Lives
Office Equipment	3 Years
Furniture & Fixture	3 Years
Motor Vehicles	10 Years

(H)	Customer Deposits

Customer deposits represent money that CTL has received from customers in advance for the purchase of goods. CTL considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

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

In accordance with SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  CTL’s current components of other comprehensive income are unrealized gain or loss on investment and the foreign currency translation adjustment.

(K)	Recognition of Revenue

Guangzhou Rongxin establishes retail outlets in Guangzhou city for the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones and cellular phone accessories.  The customers include other retailers, wholesalers, Airtime on the rechargeable phone cards is provided by the respective wireless carriers.  CTL is not responsible for the delivery and unutilized portion of airtime minutes.

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

With reference to ASC 605-45-45, Guangzhou Rongxin has recorded the revenue from the sale of its products on a gross basis.  It purchases its inventory from different suppliers and most of them require prepayment before delivery of goods.  It is responsible for damaged, lost or stolen inventory.  Depending on the selection of suppliers, volume of purchases, and the intensity of market competition, the profit margin will vary.

In terms of the timing of recognizing revenue, it is recognized on the transfer of risk and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the titles have been passed at the retail outlets.  Prepayments by customers for phone cards, subway tickets and cellular phone are rare but if any are presented as customer deposits.  Guangzhou Rongxin is not responsible for tracking usage of the airtime or dollar value stored on the phone cards and subway tickets.  These are the responsibilities of the wireless and subway carriers.  Therefore, the earnings process of Guangzhou Rongxin is complete upon delivery of the products to its customers.

Shenzhen Rongxin establishes network in Guangdong Province for the resale of Tibet 5100 mineral water products. Revenue from the sale of mineral water is recognized when goods are delivered to customers or loaded on customers’ pick-up trucks and the titles have been passed.

Neither Guangzhou Rongxin nor Shenzhen Rongxin has any refund policies for the return of goods.

(L)	Cost of Sales

Guangzhou Rongxin’s cost of sales is primarily comprised of cost of goods sold, namely the costs phone and subway cards sold.  Freight cost is none or minimal because CTL usually picks up purchases from the suppliers and delivers them to the customers directly at the retail outlets.

Shenzhen Rongxin’s cost of sales consists of cost of mineral water and wine.  Freight cost is none or minimal because the suppliers do not charge freight and the customers for water and wine products pick up the goods themselves.

(M)	Selling Expenses

Selling expenses include salaries of the sales force, client entertainment, commissions, advertising, and office rental expenses.

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

(N)	General & Administrative Expenses

General and administrative expenses are comprised of executive compensation, general overhead such as the finance department and administrative staff costs, depreciation, travel and lodging, meals and entertainment and utilities.

(O)	Advertising Expenses

Costs related to advertising and promotion expenditures are expensed as incurred during the year.  Advertising costs are charged to selling expenses.

(P)	Retirement Benefits

Full-time employees of CTL are entitled to staff welfare benefits including Medicare, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multi-employer defined contribution plan. CTL is required to accrue for these benefits based on certain percentages of the employees’ salaries. Costs related to the retirement benefits are charged to CTL’s statements of operations as incurred.

(Q)	Income Tax

CTL uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. In accordance with SFAS No. 109 “Accounting for Income Taxes”, CTL accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such items will either expire before CTL is able to realize their benefits, or that future realization is uncertain.

In respect of CTL and its subsidiaries domiciled and operated in the British Virgin Islands and People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
China Teletech Limited	BVI	0.00%
Shenzhen Rongxin	PRC	25.00%
Guangzhou Rongxin	PRC	25.00%

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)
(R)	Foreign Currency Translation

CTL’s two operating subsidiaries Shenzhen Rongxin and Guangzhou Rongxin maintain their financial statements in the functional currency, which is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of Shenzhen Rongxin and Guangzhou Rongxin, which are prepared using the functional currency, have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	12/31/10	12/31/09
Year end RMB : USD	6.6118	6.8372
Average yearly RMB : USD	6.7788	6.8409

Year end HKD : USD	7.7832	7.7551
Average yearly HKD : USD	7.7695	7.7522

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

(S)	Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of CTL.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of CTL.

3.	Other Receivable

	12/31/2010	12/31/2009

Shenzhen Shengqing Technology Co., Ltd.	$-	$11,861
Beijing Xin Century Co., Ltd.	-	1,936
JinJing Co., Ltd.	108,896	105,306
Shenzhen Ziyang Investment Consultant Co., Ltd.	43,286	41,859
	$152,182	$160,962

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

The amounts receivable from Shenzhen Shengqing Technology Co., Ltd., and Beijing Xin Century Co., Ltd. are unsecured, and interest free and repaid fully during the year. The amounts receivable from JinJing Co., Ltd. and Shenzhen Ziyang Investment Consultant Co., Ltd. are unsecured and repayable on demand.   When JinJing Co., Ltd. and Shenzhen Ziyang Investment Consultant Co., Ltd. commence their business and become profitable, CTL is entitled to a share of the profit to be negotiated at that time.

4.	Property, Plant and Equipment

		Accumulated
12/31/2010	Cost	Depreciation	Net
Office Equipment	$12,764	$12,126	$638
Motor Vehicles	-	-	-
	$12,764	$12,126	$638

		Accumulated
12/31/2009	Cost	Depreciation	Net
Office Equipment	$14,622	$10,960	$3,662
Motor Vehicles	24,864	-	24,864
	$39,486	$10,960	$28,526

5.	Related Parties Payable

	12/31/2010	12/31/2009

Mr. Liu Dong, shareholder of Shenzhen Rongxin	$22,307	$-
Mr. Liu Yong, brother of Mr. Liu Dong	8,107	7,835
Mr. Zhao Yuan, shareholder of Shenzhen Rongxin	46,583	45,052
Ms. Li Yan Kuan, mother-in-law of Zhao Yuan	96,704	-
	$173,701	$52,887

The outstanding related parties payable do not bear any interest or collateral and are repayable on demand.

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

6.	Statutory Reserve

In compliance with PRC laws, CTL is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  CTL had future unfunded commitments, as provided below.

	12/31/2010	12/31/2009

PRC Subsidiaries Registered Capital
Shenzhen Rongxin	$1,206,753	$1,206,753
Guangzhou Rongxin	153,502	153,502

Statutory Reserve Ceiling based on 50% of PRC Registered Capital	680,128	680,128

Less: Retained Earnings appropriated to Statutory Reserve	-	-

Reserve Commitment Outstanding	$680,128	$680,128

7.	Operating Segments

CTL individually tracks the performance of its operating subsidiaries Shenzhen Rongxin and Guangzhou Rongxin. Shenzhen Rongxin’s business activities involve the trading of mineral water and wine. Guangzhou Rongxin is primarily engaged in distribution of prepaid phone cards and subway tickets.

The following is a presentation of CTL’s financial position and operation results for its operating entities as of December 31, 2010 and 2009, and for the years then ended.

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

Financial Position
As of
12/31/2010	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Current Assets	$635,275	$26,470	$82,594	$598,473	$1,004	$1,343,816
Non-Current Assets	184	7	85	620	-	896
Total Assets	635,459	26,477	82,679	599,093	1,004	1,344,712

Current Liabilities	253,544	10,564	30,087	222,629	394	517,218
Non-Current Liabilities	-	-	-	-	-	-
Total Liabilities	253,544	10,564	30,087	222,629	394	517,218

Net Assets	381,915	15,913	52,592	376,464	610	827,494

Total Liabilities
& Net Assets	$635,459	$26,477	$82,675	$599,097	$1,004	$1,344,712

Results of Operations

12/31/2010	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Revenue	$10,421,763	$434,240	$407,278	$3,376,130	$15,813	$14,655,224
Cost of Goods sold	10,236,416	426,517	367,806	3,090,102	15,894	14,136,735
Gross Profit	185,347	7,723	39,472	286,028	(81)	518,489

Operating Expenses	118,129	4,922	16,423	121,297	183	260,954
Operating Profit	67,218	2,801	23,049	164,731	(264)	257,535

Total Other Expenses	11,102	463	7	40	18	11,630
Earnings before Tax	56,116	2,338	23,042	164,691	(282)	245,905
Income Tax Expense	9,619	401	6,398	46,361	15	62,794

Net Income	$46,497	$1,937	$16,644	$118,330	$(297)	$183,111

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

Financial Position
As of
12/31/2009	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Current Assets	$386,451	$165,622	$121,881	$317,118	$1,183	$992,255
Non-Current Assets	11,210	4,804	3,536	9,200	34	28,784
Total Assets	397,661	170,426	125,417	326,318	1,217	1,021,039

Current Liabilities	158,484	67,922	49,983	130,050	485	406,924
Non-Current Liabilities	-	-	-	-	-	-
Total Liabilities	158,484	67,922	49,983	130,050	485	406,924

Net Assets	239,177	102,504	75,434	196,268	732	614,115

Total Liabilities
& Net Assets	$397,661	$170,426	$125,417	$326,318	$1,217	$1,021,039

Results of Operations
For the year ended
12/31/2009	Phone Card	Subway Card	Water	Wine	Mobile Phone	Total
Revenue	$7,057,398	$3,024,599	$212,380	$450,627	$58,455	$10,803,459
Cost of Goods sold	6,897,664	2,956,142	162,002	319,550	57,966	10,393,324
Gross Profit	159,734	68,457	50,378	131,077	489	410,135

Operating Expenses	(141,074)	(60,460)	(44,493)	(115,764)	(432)	(362,223)
Operating Profit	18,660	7,997	5,885	15,313	57	47,912

Other Income	302	129	95	248	1	775
Earnings before Tax	18,962	8,126	5,980	15,561	58	48,687
Income Tax Expense	(13,576)	(5,818)	(4,282)	(11,141)	(42)	(34,859)

Net Income	$5,386	$2,308	$1,698	$4,420	$16	$13,828

8.	Income Tax

All of CTL’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.  The provision for income taxes for PRC sourced net income amounted to $62,794 and $34,859 for the year ended December 31, 2010 and 2009, respectively.

Income before taxes consists of the following:

	December 31, 2010	December 31, 2009
Income (loss) before taxes:
BVI	$(78,983)	$(90,749)
PRC	324,889	139,436
Total income before taxes	$245,906	$48,687

Provision for taxes:
Current:
BVI	$-	$-
PRC	62,794	34,859
	62,794	34,859

Deferred:
BVI	-	-
PRC	-	-
	-	-
Total provision for taxes	$62,794	$34,859
Effective tax rate	25.54%	71.60%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities have not been accrued as at December 31, 2010 and 2009 because the accounting bases of assets and liabilities approximate their tax values and because CTL’s tax loss arose from BVI where the income tax rate is nil.

China Teletech Limited (fka Sierra Vista Group Limited)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

The differences between the PRC income tax rates and CTL's effective tax rate for the year ended December 31, 2010 and 2009 are shown in the following table:

	December 31, 2010	December 31, 2009
PRC income tax rates	25.00%	25.00%
Adjustments of prior periods	-	-
Effect of deferred income taxes	0.54%	46.60%
Effective tax rate	25.54%	71.60%

9.	Concentration of Risk

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

10.	Economic, Political, and Legal Risks

CTL’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the economic, political, legal environment, and foreign currency exchange. CTL’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

11.	Commitments

Guangzhou Rongxin and Shenzhen Rongxin have operating leases for their premises expiring between December 2011 and December 2013.  The minimum lease payments for the next five years are as follows:

2011                      $  54,448
2012                      $  32,669
2013                      $  32,669
2014                      $  32,669
2015                      $  32,669

12.	Related Party Transactions

During the year, CTL paid $21,243 (2009 - $21,050) in rent to Liu Dong, the shareholder of Shenzhen Rongxin, for its office space in Shenzhen, PRC.  These transactions are in the normal course of business.

China Teletech Limited (fka Stream Horizon Studios, Inc.)

Financial Statements

December 31, 2010 and 2009

(Stated in US Dollars)

China Teletech Limited (fka Stream Horizon Studios, Inc.)

To:	The Board of Directors and Stockholders
China Teletech Limited (fka Stream Horizon Studios, Inc.)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of China Teletech Limited (fka Stream Horizon Studios, Inc.) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Teletech Limited (fka Stream Horizon Studios, Inc.)as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
February 21, 2011	Certified Public Accountants

1

China Teletech Limited (fka Stream Horizon Studios, Inc.)
Balance Sheets
As of December 31, 2010 and 2009

(Stated in US Dollars)

ASSETS	Notes	12/31/2010	12/31/2009
Current Assets
Other Receivable		$-	$-
Total Current Assets		-	-

Non-Current Assets		-	-
TOTAL ASSETS		$-	$-

LIABILITIES
Current and non-current liabilities		$-	$-
TOTAL LIABILITIES		$-	$-

STOCKHOLDERS' EQUITY
Preferred Stock ($0.000 par value, 10,000,000 shares authorized, 0 share issued and outstanding at December 31, 2009 and 2008) Common Stock ($0.000 par value, 250,000,000 shares authorized, 1 share issued and outstanding at December 31, 2009 and 2008)		$-	$-
Additional Paid in Capital		89,111	89,111
Retained Earnings		(237,662)	(237,662)
Accumulated Other Comprehensive Income		148,551	148,551
TOTAL STOCKHOLDERS' EQUITY		-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-	$-

See Notes to Financial Statements and Accountant’s Report

2

China Teletech Limited (fka Stream Horizon Studios, Inc.)
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	Notes	12/31/2010	12/31/2009
Revenue
Sales		$-	$-
Cost of Sales		-	-
Gross Profit		-	-

Other Income (Expenses)
Other Income	3	-	757,095
Other Expenses		-	-
Total Other Income/(Expense)		-	757,095

Earnings before Tax		-	757,095

Income Tax		-	-

Net Income		$-	$757,095

Earnings per share
- Basic	$0	$757,095
- Diluted	$0	$757,095

Weighted average shares outstanding
- Basic	1	1
- Diluted	1	1

See Notes to Financial Statements and Accountant’s Report

3

China Teletech Limited (fka Stream Horizon Studios, Inc.)
Consolidated Statements of Changes in Stockholders’ Equity
As of December 31, 2010 and 2009
(Stated in US Dollars)

	Number		Additional		Other
	of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at January 1, 2009	1	$-	$89,111	$(929,770)	$148,551	$(757,095)
Net Income	-	-	-	757,095	-	757,095
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at December 31, 2009	1	$-	$89,111	$(237,662)	$148,551	$-

Balance at January 1, 2010	1	$-	$89,111	$(237,662)	$148,551	$-
Net Income	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-
Distribution of Dividends	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at December 31, 2010	1	$-	$89,111	$(237,662)	$148,551	$-

	Comprehensive Income
	12/31/2009	12/31/2010	Accumulated Total
Net Income	$757,095	$-	$757,095
Foreign Currency Translation Adjustment	-	-	-
	$757,095	$-	$757,095

See Notes to Financial Statements and Accountant’s Report

4

China Teletech Limited (fka Stream Horizon Studios, Inc.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009
Cash Flows from Operating Activities
Cash Sourced/(Used) in Operating Activities	$-	$-

Cash Flows from Investing Activities
Cash Used/(Sourced) in Investing Activities	-	-

Cash Flows from Financing Activities
Cash Used/(Sourced) in Investing Activities	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	-	-

Cash & Cash Equivalents at Beginning of Year	-	-

Cash & Cash Equivalents at End of Year	$-	$-

See Notes to Financial Statements and Accountant’s Report

5

China Teletech Limited (fka Stream Horizon Studios, Inc.)
Reconciliation of Net Income to Cash Sourced/(Used) in Operations
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009

Net Income	$-	$757,095

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Decrease/(Increase) in Other Receivable	-	1,403
Increase/(Decrease) in Related Parties Payable	-	(758,498)

Total of all adjustments	-	(757,095)

	$-	$-

6

China Teletech Limited (fka Stream Horizon Studios, Inc.)
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

Upon declaration of effectiveness by the US Securities and Exchange Commission of the Form S-1, the Company will enter into reverse merger transaction via a share exchange agreement with China Teletech Limited (“CTL”), formerly known as Sierra Vista Group Limited, a company incorporated in the British Virgin Islands. Under the terms of the share exchange agreement, the Company will issue an aggregate of 241,250,000 shares of common stock to the shareholders of CTL for 100% of the outstanding stock of CTL.

As the share exchange transaction between the Company and CTL has not been completed as at December 31, 2010, no recapitalization has occurred.

7

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

(F)
Recognition of RevenueRevenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured

8

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

Management of the Company does not anticipate that the adoption of the above standards will have a material impact on these financial statements.

9

3.	Related Parties Transactions

During the year ended December 31, 2009, the Company agreed to waive the right to collect the outstanding receivable from Galaxy Networks, Inc. in the amount of $56,812, whereas Wavelit, Inc. agreed to forgive the amount owing by the Company for $813,907, resulting in other income of $757,095.  Wavelit, Inc. is the Company’s parent, whereas Galaxy Networks, Inc. is a wholly owned subsidiary of Wavelit, Inc.

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

10

China Teletech Limited

Unaudited Pro-forma Consolidated Financial Statements

December 31, 2010

(Stated in US Dollars)

China Teletech Limited

To:	The Board of Directors and Stockholders
China Teletech Limited

Report of Independent Registered Public Accounting Firm

We have examined the pro forma adjustments reflecting the transactions described in Note 2 and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated balance sheet of China Teletech Limited (formerly, Stream Horizon Studios, Inc.) as of December 31, 2010, and the pro forma consolidated statement of operations for the year then ended.  The historical consolidated financial statements are derived from the historical financial statements of China Teletech Limited (formerly, Stream Horizon Studios, Inc.) and China Teletech Limited (formerly, Sierra Vista Group Ltd.), which were audited by us.  Such pro forma adjustments are based on management’s assumptions described in Note 2. The Company’s management is responsible for the pro forma financial information. Our responsibility is to express an opinion on the pro forma financial information based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

The objective of this pro forma financial information is to show what the significant effects on the historical financial information might have been had the transactions occurred at an earlier date. However, the pro forma consolidated financial statements are not necessarily indicative of the results of operations or related effects on financial position that would have been attained had the above-mentioned transactions actually occurred earlier.

In our opinion, management’s assumptions provide a reasonable basis for presenting the significant effects directly attributable to the above-mentioned transactions described in Note 2, the related pro forma adjustments give appropriate effect to those assumptions, and the pro forma column reflects the proper application of those adjustments to the historical financial statement amounts in the pro forma consolidated balance sheet as of December 31, 2010, and the pro forma consolidated statement of operations for the year then ended.

San Mateo, California	Samuel H. Wong & Co., LLP
March 4, 2011	Certified Public Accountants

China Teletech Limited

Unaudited Pro Forma Consolidated Statement of Operation for the Year Ended December 31, 2010

		As Reported
	As Reported China Teletech Limited (formerly “Stream Horizon Studios, Inc.”)	China Teletech Limited (formerly “Sierra Vista Group Limited”)	Adjustments	Note	Pro Forma Consolidated
	12/31/2010	12/31/2010			12/31/2010
Sales	$ -	$ 14,655,224			$ 14,655,224
Cost of sales	-	14,136,735			14,136,735
Gross profit	-	518,489			518,489

Selling expenses	-	40,031			40,031
General and administrative expenses	-	220,923			220,923
Income from operations	-	257,535			257,535

Interest income	-	11			11
Interest expense	-	-			-
Other income	-	40			40
Other expenses	-	(11,680)			(11,680)
Income before taxation	-	245,906			245,906

Income tax / tax benefit	-	62,794			62,794
Net income	$ -	$ 183,112			$ 183,112

Basic and diluted net income/(loss) per common share	$ -	$ 18,311.20			$ 0.00
Basic weighted average common shares outstanding	1	10	249,999,989	2	250,000,000
Diluted weighted average common shares outstanding	1	10	249,999,989	2	250,000,000

China Teletech Limited

Unaudited Pro Forma Consolidated Balance Sheet as at December 31, 2010

	As Reported China Teletech Limited (formerly “Stream Horizon Studios, Inc.”)	As Reported China Teletech Limited (formerly “Sierra Vista Group Limited”)	Adjustments	Note	Pro Forma Consolidated
ASSETS Current Assets
Cash and cash equivalents	$ -	$ 907,959			$ 907,959
Other receivables, net	-	152,182			152,182
Inventories	-	151,245			151,245
Advance to suppliers	-	-			-
Prepaid expenses	-	132,430			132,430
Total current assets	-	1,343,816			1,343,816

Non-Current Assets
Plant and equipment, net	-	638			638
Other non-current assets	-	258			258
TOTAL ASSETS	-	1,344,712			1,344,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	-	686			686
Taxes payables	-	297,246			297,246
Other payables	-	5,585			5,585
Related party payable	-	173,701			173,701
Accrued liabilities	-	40,000			40,000
TOTAL LIABILITIES	-	517,218			517,218

STOCKHOLDERS’ EQUITY
Preferred stock (($0.000 par value, 10,000,000 shares authorized, 0 share issued and outstanding at December 31, 2010)	-	-			-
Common stock (($0.000 par value, 250,000,000 shares authorized, 250,000,000 share issued and outstanding at December 31, 2010)	-	10	(10)	3	-
Additional paid in capital	89,111	1,410,246	(89,101)	3	1,321,145
Accumulated other comprehensive income	148,551	150,069	(148,551)	3	1,518
Retained earnings	(237,662)	(732,831)	237,662	3	(495,169)
Total stockholders’ equity	-	827,494			827.494
Non-controlling interests	-	-			-
TOTAL STOCKHOLDERS’ EQUITY	-	827,494			827,494
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ -	$ 1,344,712			$ 1,344,712

Notes to the Unaudited Pro Forma Consolidated Financial Statements
December 31, 2010

1.	The Company and Principal Business Activities

China Teletech Limited, formerly known as Stream Horizon Studios, Inc. (the “Company”), was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001 under the name Infotec Business Strategies, Inc. The Company is a subsidiary of Wavelit, Inc., a Nevada corporation.

China Teletech Limited (“CTL”), formerly “Sierra Vista Group Limited,” is a British Virgin Islands Company, was incorporated on January 30, 2008 under the British Virgin Islands Business Companies Act, 2004.  The Company was formed for the purpose of providing a group structure to enhance the viable capacity as discussed below of its two variable interest entities located in the People’s Republic of China (“PRC”); namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Rongxin Science and Technology Limited (“Guangzhou Rongxin”, formerly known as Guangzhou Yueshen Taiyang Network and Technology Co., Ltd.). CTL’s primary business operations are conducted through Shenzhen Rongxin and Guangzhou Rongxin.

Mr. Liu Dong and Mr. Zhao Yuan beneficially own Shenzhen Rongxin 51% and 49%, respectively.  Shenzhen Rongxin’s primary business is the wholesale and distribution of mineral water.  Shenzhen Rongxin is the exclusive supplier of Tibet Glacial 5100 spring water to the Guangdong Province of PRC, which currently has a population of approximately 110 million people.

Shanghai Classic Group Limited (“Shanghai Classic”), an investment holding company incorporated in the British Virgin Island, wholly owns Guangzhou Rongxin.    Guangzhou Rongxin is principally engaged in the trading and distribution of rechargeable phone cards, prepaid subway tickets, cellular phones, and cellular phone accessories in Guangzhou City in the PRC.  Guangzhou Rongxin sells to wholesalers, retailers, and end users.

On September 8, 2010, in accordance with PRC law, CTL acquired from Shanghai Classic, all of the outstanding registered capital of Guangzhou Rongxin.  Prior to September 8, 2010, the Company had accounted for Guangzhou Rongxin as a variable interest entity because as a consequence of several contractual agreements, the Company was entitled to all the benefits and obligations of generated from the operations of Guangzhou Rongxin.   With the intent of solidifying and ratifying the Company’s relationship with Guangzhou Rongxin from the perspective of the PRC government, the Company changed its relationship with Guangzhou Yusehn from that of a variable interest based on contractual obligations to each other, to that of a legal wholly owned subsidiary.

Similarly, pursuant to a share purchase agreement, the Company agreed to acquire all of the registered capital of Shenzhen Rongxin from Mr. Liu Dong and Mr. Zhao Yuan for RMB 5,000,000.   This transaction has not been completed as at December 31, 2010.

2.	Proposed Transactions

The pro forma consolidated financial statements reflect the effects of the following proposed transactions:

(a)	Spin-off

The Company will be spun off from its parent to the shareholders of Wavelit, Inc where the shareholders of Wavelit, Inc. will receive an aggregate of 8,750,000 common shares of the Company.

(b)	Share Exchange

The Company will enter into reverse merger transaction via a share exchange agreement with CTL.  Under the terms of the share exchange agreement, the Company will issue an aggregate of 241,250,000 shares of common stock to the shareholders of CTL for 100% of the outstanding stock of CTL.

Notes to the Unaudited Pro Forma Consolidated Financial Statements
September 30, 2010

In these pro-forma consolidated financial statements, the Company has accounted for the shares exchange transaction between itself and CTL as a recapitalization of CTL where the Company (the legal acquirer) is considered the accounting acquiree and CTL (the legal acquiree) is considered the accounting acquirer. Accordingly, the financial data included in the accompanying consolidated financial statements is that of the accounting acquirer CTL.  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.  Any assets or liabilities of the Company prior to the share exchange transaction were immaterial. The Company is deemed to be a continuation of the business of BVI.

3.	Pro-forma Adjustments
No.	Account Name	Dr.	Cr.
1	Retained Earning	237,662
	Additional Paid in Capital		89,111
	Accumulated Other Comprehensive Income		148,551

Narration:	To eliminate the original capitalization and retained earnings of the Company

2	Additional Paid in Capital	10
	Share Capital		10

Narration:	To set up share capital and additional paid-in capital of the Company after reverse merger transaction

