Form 10-K/A
period 2010-12-31
China Teletech Ltd
filed 2011-10-14
CIK 1473652

 U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K /A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 13, 2011, the registrant had one share of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

China Teletech Limited (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010 to amend the following items:

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

For the convenience of the reader, the Company is re-filing its Form 10-K originally filed on April 15, 2011 (the “Original Filing”) in its entirety in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since December 31, 2010.

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

Organization

China Teletech Limited (formerly known as Stream Horizons Studio, Inc.) was incorporated under the laws of the Province of British Columbia, Canada on October 1, 2001 (“we”, “us”, “our”, “China Teletech”, or the “Company”) under the name Infotec Business Strategies, Inc. The Company is a wholly owned subsidiary of CN Dragon Corporation (formerly known as Wavelit), a Nevada company (“CN Dragon”). From its inception, the Company was engaged in the production of video for broadcast over the internet, both live streaming video and on-demand pre-recorded video.  The full service studio offered full video editing, both post-production and live-editing, “green-screen” video production, digital still photography services, as well as the capability to broadcast and edit together live video feeds from any location with broadband internet services (virtual studio). The Company had historically been responsible for the broadcast of various live events and creation of corporate videos for the clients of its parent company, CN Dragon.

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

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

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

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company has evaluated and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company has evaluated and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  The Company has adopted the new accounting standard and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Management of the Company does not anticipate that the adoption of the above standards will have a material impact on these financial statements .

Results of Operations

For the year ended December 31, 2010, the Company had revenue of $0 and gross profit of $0.  The operating expense was $0 and the other income was $757,095 and a net income of $757,095.  The other income represented the net result of an agreement of the forgiveness of the amount owning by the Company to its holding company (For details, please refer to Related Parties Transactions below).   The re was no sale and gross profit ratio and net profit ratio w ere not applicable.

Liquidity and Capital Resources

At December 31, 2010, we had cash of $0.

We expect to incur mainly professional fees for the next 12 months.   These costs are generally associated with administrative, attorney and auditing fees.   The source of fund is mainly from major shareholders.

Related Parties Transactions

During the year ended December 31, 2009, the Company agreed to waive the right to collect the outstanding receivable from Galaxy Networks, Inc. in the amount of $56,812, whereas Wavelit, Inc. agreed to forgive the amount owing by the Company for $813,917, resulting in other income of $757,095.  Wavelit, Inc. is the Company’s parent, whereas Galaxy Networks, Inc. is a wholly owned subsidiary of Wavelit, Inc.

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

Future Goals

In the next 12 months, our goal is to dispose the company and we are looking for and assessing the potential buyers.

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

During the year ended December 31, 2009, the Company agreed to waive the right to collect the outstanding receivable from Galaxy Networks, Inc. in the amount of $56,812, whereas Wavelit, Inc. agreed to forgive the amount owing by the Company for $813,917, resulting in other income of $757,095.  Wavelit, Inc. is the Company’s parent, whereas Galaxy Networks, Inc. is a wholly owned subsidiary of Wavelit, Inc.

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

CHINA TELETECH LIMITED

Date: October 13 , 2011	By:	/s/ Dong Liu
Dong Liu
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of China Teletech Limited and in the capacities and on the dates indicated.

October 13 , 2011	By:	/s/ Dong Liu
Dong Liu
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

October 13 , 2011	By:	/s/ Yuan Zhao
Yuan Zhao
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

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

China Teletech Limited (fka Stream Horizon Studios, Inc.)
Balance Sheets
As of December 31, 2010 and 2009
(Stated in US Dollars)

ASSETS	Notes	12/31/2010	12/31/2009
Current Assets
Other Receivable		$-	$-
Total Current Assets		-	-

Non-Current Assets		-	-
TOTAL ASSETS		$-	$-

LIABILITIES
Current and non-current liabilities		$-	$-
TOTAL LIABILITIES		$-	$-

STOCKHOLDERS' EQUITY
Preferred Stock ($0.000 par value, 10,000,000 shares authorized, 0 share issued and outstanding at December 31, 2010 and 2009) Common Stock ($0.000 par value, 250,000,000 shares authorized, 1 share issued and outstanding at December 31, 2010 and 2009)		$-	$-
Additional Paid in Capital		89,111	89,111
Retained Earnings		(237,662)	(237,662)
Accumulated Other Comprehensive Income		148,551	148,551
TOTAL STOCKHOLDERS' EQUITY		-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-	$-

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

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company has evaluated and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company has evaluated and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  The Company has adopted the new accounting standard and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

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

